Form 10-Q
period 1999-06-30
ONESOURCE INFORMATION SERVICES INC
filed 1999-08-13
CIK 1079880

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
         For the Quarterly period ended June 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.
         For the Transition period from ______ to ______

                         Commission File Number 0-25849


                      ONESOURCE INFORMATION SERVICES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                         04-3204522
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                          300 Baker Avenue, Concord, MA 01742
          ------------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (978) 318-4300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                                    ----------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X          No
               -               --
The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of August 12, 1999 was 9,986,191.




--------------------------------------------------------------------------------

                      ONESOURCE INFORMATION SERVICES, INC.

                                      INDEX
                                      -----


                                                                                   Page
---------------------------------------------------------------------------------------
PART I   FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheet as of
                     June 30, 1999 (unaudited) and December 31, 1998                 3

                  Consolidated Statement of Operations (unaudited):
                     Three months and six months ended June 30, 1999 and 1998        4

                  Consolidated Statement of Cash Flows (unaudited):
                     Six months ended June 30, 1999 and 1998                         5

                  Notes to Consolidated Financial Statements (unaudited)             6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk         20



PART II  OTHER INFORMATION

         Item 2.   Recent Sales of Unregistered Securities and Use of Proceeds       20

         Item 6.   Exhibits and Reports on Form 8-K                                  21

         Signature                                                                   22

         Exhibit Index                                                               23

PART I FINANCIAL INFORMATION

     ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                      ONESOURCE INFORMATION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                                                       June 30,                     December 31,
                                                                                         1999                           1998
                                                                                       --------                     ------------
                                             Assets                                   (unaudited)                   (see Note 1)

Current assets:
     Cash and cash equivalents.......................................................  $ 22,743                       $   8,665
     Accounts receivable, net of allowance for doubtful accounts of
         $284 and $300 at June 30, 1999 (unaudited) and
         December 31, 1998, respectively.............................................     5,395                           9,621
     Deferred subscription costs.....................................................     5,957                           6,662
     Prepaid expenses and other current assets.......................................       239                             426
                                                                                       --------                       ---------
         Total current assets........................................................    34,334.                         25,374
Property and equipment, net..........................................................     2,433                           1,770
Other assets.........................................................................       892                             502
                                                                                       --------                       ---------
            Total assets.............................................................  $ 37,659                       $  27,646
                                                                                       ========                       =========

                         Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Current portion of capital lease obligations....................................  $    330                       $     471
     Accounts payable................................................................     1,043.                            995
     Accrued expenses................................................................     2,297                           3,378
     Accrued royalties...............................................................     3,729                           4,626
     Deferred revenues...............................................................    15,259                          18,022
                                                                                       --------                       ---------
         Total current liabilities...................................................    22,658                          27,492
Capital lease obligations and long-term debt.........................................       122                           6,465
                                                                                       --------                       ---------
            Total liabilities........................................................    22,780                          33,957
                                                                                       --------                       ---------
Stockholders' equity (deficit):
     Preferred stock, $0.01 par value:
         1,000,000 shares authorized, no shares issued and outstanding at June
         30, 1999 (unaudited); no shares authorized, issued,
         or outstanding at December 31, 1998.........................................      ----                            ----
     Class P common stock, $0.01 par value:
         no shares authorized, issued, or outstanding at June 30, 1999 (unaudited);
         1,250,000 shares authorized; 717,119 shares issued
         and outstanding at December 31, 1998........................................      ----                           3,524
     Common stock, $0.01 par value:
         20,000,000 shares authorized; 9,973,404 and 6,775,313 shares issued and
         9,973,404 and 6,665,423 shares outstanding at June 30, 1999 (unaudited)
         and December 31, 1998, respectively.........................................       100                              68
     Additional paid-in capital......................................................    28,353                             724
     Unearned compensation...........................................................      (432)                            (39)
     Accumulated deficit.............................................................   (13,065)                        (10,444)
     Accumulated other comprehensive loss............................................       (77)                           (138)
     Common stock held in treasury, at cost..........................................      ----                              (6)
                                                                                       --------                       ---------
            Total stockholders' equity (deficit).....................................    14,879                          (6,311)
                                                                                       --------                       ---------
            Total liabilities and stockholders' equity (deficit).....................  $ 37,659                       $  27,646
                                                                                       ========                       =========

 The accompanying notes are an integral part of these consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                              For the three months ended  For the six months ended
                                                                              --------------------------  ------------------------
                                                                                      June 30,                     June 30,
                                                                                      --------                     --------
                                                                                 1999          1998           1999          1998
Revenues:
     Web-based product.....................................................   $   7,513     $   3,419       $  14,416     $   6,047
     CD Rom product........................................................         867         4,273           2,107         9,595
                                                                              ---------     ---------       ---------     ---------
                                                                                  8,380         7,692          16,523        15,642
                                                                              ---------     ---------       ---------     ---------
Cost of revenues:
     Web-based product.....................................................       3,331         1,872           6,301         3,159
     CD Rom product........................................................         354         1,643             841         3,622
                                                                              ---------     ---------       ---------     ---------
                                                                                  3,685         3,515           7,142         6,781
                                                                              ---------     ---------       ---------     ---------
     Gross profit..........................................................       4,695         4,177           9,381         8,861
                                                                              ---------     ---------       ---------     ---------
Operating expenses:
     Selling and marketing.................................................       2,994         2,904           5,921         5,701
     Platform and product development......................................       1,947         1,528           3,665         3,089
     General and administrative............................................       2,257         1,051           3,117         2,008
                                                                              ---------     ---------       ---------     ---------
         Total operating expenses..........................................       7,198         5,483          12,703        10,798
                                                                              ---------     ---------       ---------     ---------
         Loss from operations..............................................      (2,503)       (1,306)         (3,322)       (1,937)
Interest expense, net......................................................        (206)         (186)           (299)         (430)
Gain on sale of product line...............................................        ----        12,797            ----        12,797
Other income...............................................................         500          ----           1,000          ----
                                                                              ---------     ---------       ---------     ---------
         Income (loss) before income taxes.................................      (2,209)       11,305          (2,621)       10,430
Provision for income taxes.................................................        ----           250            ----           250
                                                                              ---------     ---------       ---------     ---------
         Net income (loss).................................................      (2,209)       11,055          (2,621)       10,180
                                                                              ---------     ---------       ---------     ---------
Less income attributable to Class P
     common stock..........................................................        ----           999            ----         1,124
                                                                              ---------     ---------       ---------     ---------
         Net income (loss) attributable to
            common stock...................................................   $  (2,209)    $  10,056       $  (2,621)    $   9,056
                                                                              =========     =========       =========     =========
Class P common stock:
     Basic and diluted earnings per share..................................        ----     $    1.39            ----     $    1.57
     Weighted average Class P common
         shares outstanding................................................        ----       717,119            ----       717,146
Common stock:
     Basic earnings (loss) per share.......................................   $   (0.27)    $    1.52       $   (0.35)    $    1.37
     Diluted earnings (loss) per share.....................................   $   (0.27)    $    1.14       $   (0.35)    $    1.07
     Weighted average common shares outstanding:
         Basic.............................................................   8,206,563     6,635,152       7,454,580     6,628,345
         Diluted...........................................................   8,206,563     8,809,085       7,454,580     8,468,016
Pro forma earnings per share:
     Basic.................................................................   $   (0.25)    $    1.46       $   (0.32)    $    1.34
     Diluted...............................................................   $   (0.25)    $    1.13       $   (0.32)    $    1.08
     Weighted average common shares outstanding:
         Basic.............................................................   8,744,663     7,577,454       8,220,732     7,570,647
         Diluted...........................................................   8,744,663     9,751,387       8,220,732     9,410,318

 The accompanying notes are an integral part of these consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                           For the six months ended
                                                                                           ------------------------
                                                                                                  June 30,
                                                                                                  --------
                                                                                        1999                    1998
                                                                                        ----                    ----
Increase (Decrease) in Cash and Cash Equivalents
Cash flows relating to  operating activities
     Net income (loss)..........................................................      $(2,621)                $10,180
     Adjustments to reconcile net income (loss) to net cash provided
         (used) by operating activities:
         Depreciation and amortization..........................................          772                     753
         Compensation expense relating to grants of stock options...............           45                    ----
         Amortization of debt discount..........................................           52                      60
         Loss on sale leaseback transaction.....................................         ----                      45
         Gain on sale of product line...........................................         ----                 (12,797)
         Changes in assets and liabilities:
            Accounts receivable.................................................        4,165                   3,254
            Deferred subscription costs.........................................          704                    (400)
            Prepaid expenses and other assets...................................          120                     (14)
            Accounts payable....................................................           76                    (191)
            Accrued expenses....................................................       (1,070)                   (129)
            Accrued royalties...................................................         (896)                    807
            Deferred revenues...................................................       (2,562)                 (1,046)
                                                                                      -------                 -------
         Net cash provided (used) by operating activities.......................       (1,215)                    522
                                                                                      -------                 -------

Cash flows relating to Investing activities
     Investment in certificate of deposit.......................................         (415)                   ----
     Purchases of property and equipment........................................       (1,326)                   (450)
     Capitalization of software development costs...............................         (113)                   (204)
     Net proceeds from sale of product line.....................................         ----                  10,563
                                                                                      -------                 -------
         Net cash provided (used) by investing activities.......................       (1,854)                  9,909
                                                                                      -------                 -------

Cash flows relating to financing activities
     Proceeds from issuance of common stock, net................................       27,092                      12
     Repurchase of common stock.................................................       (3,387)                   ----
     Repayments under line of credit............................................         ----                  (1,531)
     Repayment of long-term debt................................................       (6,284)                   ----
     Proceeds from sale and leaseback of fixed assets...........................         ----                     228
     Repayments of capital lease obligation.....................................         (252)                   (373)
                                                                                      -------                 -------
         Net cash provided (used) by financing activities.......................       17,169                  (1,664)
                                                                                      -------                 -------
Effect of exchange rate changes on cash and cash equivalents....................          (22)                     36
                                                                                      -------                 -------
Increase in cash and cash equivalents...........................................       14,078                   8,803
Cash and cash equivalents, beginning of period..................................        8,665                     341
                                                                                      -------                 -------
Cash and cash equivalents, end of period........................................      $22,743                 $ 9,144
                                                                                      =======                 =======

Supplemental disclosure of cash flow information:
     Cash paid for interest.....................................................      $   764                 $   159
     Cash paid for taxes........................................................          154                       0
Supplemental disclosure of noncash investing and financing activities:
     Additions to capital lease obligations for purchases of fixed assets.......         ----                 $   183
     Additions to capital lease obligations for sale and leaseback of
         fixed assets...........................................................         ----                     228
     Additions to long-term debt for accrued interest...........................         ----                     489
     Exchange of property and equipment for the retirement of capital
         lease obligations......................................................         ----                      41

            The accompanying notes are an integral part of these consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   Basis of Presentation

     The accompanying consolidated financial statements as of June 30, 1999 and for the three and six months ended June 30, 1998 and 1999 are unaudited. In the opinion of OneSource's management, the June 30, 1998 and 1999 unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for that period. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results of operations for the year ended December 31, 1999.

     The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in OneSource's Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission on March 3, 1999.

2.   Stockholders' Equity

     In May 1999, OneSource completed an initial public offering of 3,636,000 shares of its common stock, of which 2,500,000 shares were issued and sold by OneSource, for net proceeds of $27.0 million. As a result, all outstanding shares of Class P common stock were automatically converted into 717,119 shares of OneSource's common stock.

     In conjunction with the initial public offering OneSource converted the accumulated "preference amount" on Class P common stock of $3,387,000 into 282,250 shares of common stock at the public offering price of $12.00 per share. Subsequently, OneSource repurchased and retired the equivalent number of common stock shares issued for the preference amount at $12.00 per share.

     Also in conjunction with the initial public offering OneSource paid a termination fee of $0.5 million to each of William Blair Venture Partners III Limited Partnership and an affiliate of Information Partners Capital Fund, L.P.

3.   Long-term Debt

     In May 1999, OneSource repaid its long-term debt of $6.8 million of principal and interest. In conjunction with the repayment, OneSource recognized $0.3 million of interest expense during the period, which represents the unamortized discount on the note.

4.   Earnings Per Share

     The following tables set forth the computation of earnings per share of common stock and Class P common stock from net income:

                                                          Three months ended June 30,           Six months ended June 30,
                                                          ---------------------------           -------------------------
                                                            1999                 1998            1999                1998
                                                            ----                 ----            ----                ----

Numerator for common stock (in thousands):
       Net income.....................................        ----            $  11,055            ----           $  10,180
       Less: income attributable
            to Class P common stock...................        ----                  999            ----               1,124
                                                         ---------            ---------       ---------           ---------
                                                              ----            $  10,056            ----           $   9,056
                                                         =========            =========       =========           =========

Denominator for common stock:
       Weighted average shares
            outstanding used for basic
            earnings per share........................   8,206,563            6,635,152       7,454,580           6,628,345

Effect of dilutive securities:
       Stock options..................................        ----            1,690,129            ----           1,356,856
       Common stock warrants..........................        ----              483,804            ----             482,816
                                                         ---------            ---------       ---------           ---------
       Weighted average shares
            outstanding used for diluted
            earnings per share........................   8,206,563            8,809,085       7,454,580           8,468,017
                                                         =========            =========       =========           =========



     Total potential common equivalent shares consist of 3,895,041 stock options outstanding with a weighted average exercise price of $2.31 per share and 473,526 common stock warrants exercisable at $0.06 per share as of June 30, 1999.

                                                          Three months ended June 30,           Six months ended June 30,
                                                          ---------------------------           -------------------------
                                                           1999                 1998            1999                1998
                                                           ----                 ----            ----                ----

Numerator for Class P common stock
       (in thousands):
       Yield earned by Class P common
            stock.....................................     ----                $  180           ----               $  357
       Income attributable to
            Class P common stock......................     ----                   819           ----                  767
                                                          ------               ------          ------              ------
                                                           ----                $  999           ----               $1,124
                                                          ======               ======          ======              ======


     Basic and diluted earnings per share of Class P common stock are the same for all periods presented since there are no potentially dilutive securities.

5.   Pro Forma Earnings Per Share

     Pro forma earnings per share is calculated based upon net income attributable to all classes of common stock and assumes the reclassification of each share of OneSource's Class P common stock into one share of common stock plus an additional number of shares of common stock related to a preference amount associated with the Class P common stock as if all such shares of common stock were outstanding at the beginning of the period.

6.   Comprehensive Income (Loss)

     Total comprehensive income (loss) was ($2,184,000) and ($2,560,000) for the three and six months ended June 30, 1999, respectively, and $11,065,000 and $10,169,000 for the three and six months ended June 30, 1998, respectively.

7.   Geographic Information

     Revenue was distributed geographically as follows:

                                                           Three months ended June 30,         Six months ended June 30,
                                                           ---------------------------         -------------------------
                                                           1999                 1998            1999                  1998
                                                           ----                 ----            ----                  ----

United States....................................         $6,380               $5,975          $12,603              $12,271
United Kingdom...................................          2,000                1,717            3,920                3,371
                                                          ------               ------          -------              -------
                                                          $8,380               $7,692          $16,523              $15,642
                                                          ======               ======          =======              =======

     Substantially all of OneSource's identifiable assets are located in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Certain Factors That May Affect Future Results" and in the Company's Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission on March 3, 1999.

OVERVIEW

     OneSource provides Web-based business and financial information to professionals who need quick access to reliable corporate, industry and market intelligence. OneSource was formed as a division of Lotus Development Corporation in 1987 and became an independent company when it was purchased in a management buy-out in 1993. Until December 1996, our business was to provide business information to the financial community using CD Rom technology as the primary method of distribution. The introduction of Business Browser in December 1996 marked a fundamental shift in our business as we began a transition away from our legacy CD Rom business and toward Web-based products.

     Revenues from Web-based products accounted for $14.4 million, or 87% of total revenues, for the six months ended June 30, 1999, an increase from $6.0 million, or 39% of total revenues, for the six months ended June 30, 1998. In the same period, CD Rom product revenues decreased to $2.1 million, or 13% of total revenues from $9.6 million, or 61% of total revenues. As of June 30, 1999, 493 organizations subscribed to our Business Browser product line, and the annualized contract value for these organizations was $31.1 million.

     In May 1998, we sold our CD-Insurance division to allow us to focus more completely on our new Web-based product line. We recognized a gain of $12.8 million on this sale during 1998. In addition, in connection with the disposition, we licensed certain of our CD Rom software to the acquiror in exchange for $4.0 million of license fees. These license fees will be paid in eight equal quarterly installments beginning January 1, 1999 and running through December 31, 2000 and will be recognized ratably as other income. During the six months ended June 30, 1999, OneSource recorded $1.0 million of other income related to the software license agreement.

     Our revenues for both CD Rom and Web-based products consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products decreased 6% to $14.9 million as of June 30, 1999 from $15.9 million as of December 31, 1998 and increased 91% from $7.8 million as of June 30, 1998.

     Cost of revenues consists primarily of royalties to information providers and, to a lesser extent, employee salaries and benefits, facilities allocation and related expenses, depreciation associated with computers for data processing and on-line requirements and Web hosting expenses. We enter into contracts with our information providers which are generally for a term of at least one-year and are automatically renewable if not canceled with advance notice. These contracts may be terminated under certain circumstances. Under these arrangements, royalties are generally paid on a quarterly basis to information providers. Royalties generally are calculated either as a flat percentage of our revenues or as a per-user fee that declines as the number of authorized users of the product increases. In limited cases, we pay a fixed fee per period.

     Selling and marketing expense consists primarily of employee salaries and benefits and sales commissions paid to our sales force, customer support organization and marketing personnel, as well as facilities allocation and related expenses, direct marketing promotional materials, trade show exhibitions and advertising. Sales commissions are paid when customers are invoiced and are recorded as deferred subscription costs, which are amortized ratably over the term of the contract, typically 12 months, as the associated revenues are recognized. All other selling and marketing costs are expensed as incurred.

     Platform and product development expense consists primarily of employee salaries and benefits, facilities allocation and related expenses, as well as outside contractor expenses, relating to the development of our "platform" of core software supporting our products and the development of new products based upon that platform. Platform and product development expense includes expenses relating to the editorial staff that implements our KeyID technology to integrate disparate information sources into our Web-based products.

     General and administrative expense consists primarily of employee salaries and benefits, facilities allocation and related expenses associated with OneSource's management, finance, human resources, management information systems and administrative groups.

COMPARISON OF RESULTS FOR THE QUARTERS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     Revenues. Total revenues increased 9% to $8.4 million for the quarter ended June 30, 1999 from $7.7 million for the quarter ended June 30, 1998. During the second quarter of 1998, CD Rom product revenues included revenues attributable to our CD-Insurance division, which was sold in May 1998. Revenues from this product line were $1.0 million for the quarter ended June 30, 1998. Excluding these revenues from total revenues for the quarter ended June 30, 1998, total revenues for the quarter ended June 30, 1999 increased by 25%.

     Web-based product revenues increased 120% to $7.5 million for the quarter ended June 30, 1999 from $3.4 million for the quarter ended June 30, 1998. The increase was attributable to the addition of new customers, an increase in the number of user seats purchased by existing customers and the sale of new products to existing customers. At the same time, CD Rom product revenues decreased by 80% to $0.9 million in the second quarter of 1999 from $4.3 million in the second quarter of 1998 as OneSource continues to transition away from its legacy CD Rom business.

     Cost of Revenues. Total cost of revenues increased 5% to $3.7 million for the quarter ended June 30, 1999 from $3.5 million for the quarter ended June 30, 1998. As a percentage of total revenues, total cost of revenues decreased to 44% for the quarter ended June 30, 1999 from 46% for the quarter ended June 30, 1998. The increase in total cost of revenues was principally due to increased royalty expense for our Web-based products. It was offset partially by a decrease in our costs of revenues relating to the CD Rom product line.

     Cost of Web-based product revenues increased 78% to $3.3 million for the quarter ended June 30, 1999 from $1.9 million for the quarter ended June 30, 1998. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 44% for the quarter ended June 30, 1999 from 55% for the quarter ended June 30, 1998, due to an increase in our customer base and expansion of existing customers, which enabled OneSource to better leverage royalty payments and infrastructure expenses.

     Cost of CD Rom product revenues decreased 78% to $0.4 million for the quarter ended June 30, 1999 from $1.6 million for the quarter ended June 30, 1998. This decrease was due to decreased revenues reflecting our shift away from the CD Rom product line. As a percentage of CD Rom product revenues, costs of CD Rom product revenues increased to 41% for the quarter ended June 30, 1999 from 38% for the quarter ended June 30, 1998.

     Selling and Marketing Expense. Selling and marketing expense increased 3% to $3.0 million for the quarter ended June 30, 1999 from $2.9 million for the quarter ended June 30, 1998, principally due to increased headcount and expenses incurred to hire and train new sales personnel in connection with our Business Browser product line. Selling and marketing expense decreased as a percentage of total revenues to 36% for the quarter ended June 30, 1999 from 38% for the quarter ended June 30, 1998. We expect sales and marketing expenses to increase in dollar terms as we continue to hire additional sales personnel.

     Platform and Product Development Expense. Platform and product development expense increased 27% to $1.9 million for the quarter ended June 30, 1999 from $1.5 million for the quarter ended June 30, 1998. This increase was due principally to additional headcount to meet new product demands. Platform and product development expense increased as a percentage of total revenues to 23% for the quarter ended June 30, 1999 from 20% for the quarter ended June 30, 1998.

     General and Administrative Expense. General and administrative expense increased 115% to $2.3 million for the quarter ended June 30, 1999 from $1.1 million for the quarter ended June 30, 1998. This increase was the result of non-recurring expenses incurred by OneSource which primarily relate to past arrangements, which were terminated upon the completion of our initial public offering in May 1999. Non-recurring expenses included a termination fee of $0.5 million to each of William Blair Venture Partners III Limited Partnership and an affiliate of Information Partners Capital Fund, L.P. in connection with our public offering, a $0.2 million financial advisory fee and $0.1 million of expense related to the relocation of our headquarters. General and administrative expense increased as a percentage of total revenues to 27% for the quarter ended June 30, 1999 from 14% for the quarter ended June 30, 1998.

     Interest Expense, Net. Interest expense, net of interest income, increased 11% to $0.21 million for the quarter ended June 30, 1999 from $0.19 million for the quarter ended June 30, 1998. This was primarily due to unamortized interest related to the repayment of a note, but was partially offset by an increase in interest income related to invested cash balances from the public offering proceeds.

     Other Income. Other income increased $0.5 million for the quarter ended June 30, 1999 and was attributable to a software license agreement in connection with the sale of our CD-Insurance division for the license and support services provided during the period.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     Revenues. Total revenues increased 6% to $16.5 million for the six months ended June 30, 1999 from $15.6 million for the six months ended June 30, 1998. During the first six months of 1998, CD Rom product revenues included revenues attributable to our CD-Insurance division, which was sold in May 1998. Revenues from this product line were $2.5 million for the six months ended June 30, 1998. Excluding these revenues from total revenues for the six months ended June 30, 1998, total revenues for the six months ended June 30, 1999 increased by 25%.

     Web-based product revenues increased 138% to $14.4 million for the six months ended June 30, 1999 from $6.0 million for the six months ended June 30, 1998. The increase was attributable to the addition of new customers, an increase in the number of user seats purchased by existing customers and the sale of new products to existing customers. At the same time, CD Rom product revenues decreased by 78% to $2.1 million for the first six months of 1999 from $9.6 million for the first six months of 1998 as OneSource continues to transition away from its legacy CD Rom business.

     Cost of Revenues. Total cost of revenues increased 5% to $7.1 million for the six months ended June 30, 1999 from $6.8 million for the six months ended June 30, 1998. As a percentage of total revenues, total cost of revenues was 43% for the six months ended June 30, 1999 and the six months ended June 30, 1998. The increase in total cost of revenues was principally due to increased royalty expense for our Web-based products. It was offset partially by a decrease in our costs of revenues relating to the CD Rom product line.

     Cost of Web-based product revenues increased 99% to $6.3 million for the six months ended June 30, 1999 from $3.2 million for the six months ended June 30, 1998. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 44% for the six months ended June 30, 1999 from 52% for the six months ended June 30, 1998, due to an increase in our customer base and expansion of existing customers, which enabled OneSource to better leverage royalty payments and infrastructure expenses.

     Cost of CD Rom product revenues decreased 77% to $0.8 million for the six months ended June 30, 1999 from $3.6 million for the six months ended June 30, 1998. This decrease was due to decreased revenues reflecting our shift away from the CD Rom product line. As a percentage of CD Rom product revenues, costs of CD Rom product revenues increased to 40% for the six months ended June 30, 1999 from 38% for the six months ended June 30, 1998.

     Selling and Marketing Expense. Selling and marketing expense increased 4% to $5.9 million for the six months ended June 30, 1999 from $5.7 million for the six months ended

June 30, 1998, principally due to increased headcount and expenses incurred to hire and train new sales personnel in connection with our Business Browser product line. Selling and marketing expense as a percentage of total revenues was 36% for the six months ended June 30, 1999 and for the six months ended June 30, 1998. We expect sales and marketing expenses to increase in dollar terms as we continue to hire additional sales personnel.

     Platform and Product Development Expense. Platform and product development expense increased 19% to $3.7 million for the six months ended June 30, 1999 from $3.1 million for the six months ended June 30, 1998. The increase was due principally to additional headcount to meet new product demands. Platform and product development expense increased as a percentage of total revenues to 22% for the six months ended June 30, 1999 from 20% for the six months ended June 30, 1998.

     General and Administrative Expense. General and administrative expense increased 55% to $3.1 million for the six months ended June 30, 1999 from $2.0 million for the six months ended June 30, 1998. This increase was mainly the result of non-recurring expenses incurred by OneSource, which primarily relate to arrangements which were terminated upon the completion of our initial public offering in May 1999. Non-recurring expenses included a termination fee of $0.5 million to each of William Blair Venture Partners III Limited Partnership and an affiliate of Information Partners Capital Fund, L.P. in connection with our public offering, a $0.2 million financial advisory fee and $0.1 million of expense related to the relocation of our headquarters. General and administrative expense increased as a percentage of total revenues to 19% for the six months ended June 30, 1999 from 13% for the six months ended June 30, 1998.

     Interest Expense, Net. Interest expense, net of interest income, decreased 30% to $0.30 million for the six months ended June 30, 1999 from $0.43 million for the six months ended June 30, 1998. This was primarily due to an increase in interest income related to invested cash balances from the public offering proceeds and the sale of the CD-Insurance division.

     Other Income. Other income increased $1.0 million for the six months ended June 30, 1999 and was attributable to a software license agreement in connection with the sale of our CD-Insurance division for the license and support services provided during the period.

ANNUALIZED CONTRACT VALUE

     One measure of the performance of our business is "annualized contract value." This is a measurement we use for normalized period-to-period comparisons to indicate business volume and growth, both in terms of new customers and upgrades and expansions at existing customers. Our presentation and calculation of annualized contract value may not be comparable to similarly titled measures used by other companies. It is not an absolute indicator and we cannot guarantee that any annualized contract value will be ultimately realized as revenues.

     We use annualized contract value as a measure of our business because it shows the growth or decline in our customer base in a way that revenues cannot. Since our business is a subscription business, revenues are recognized not when a sale is made, but in ratable portions over the term of the subscription (which is usually twelve months). As a result, from a revenue viewpoint the addition or loss of even a major customer contract may not have a dramatic impact on a quarter-to-quarter basis. On the other hand, by looking at the value of customer contracts in hand at the end of each quarter, we can more readily see trends in our business. For example, the addition of a one-year subscription contract with total payments of $1.0 million may only increase revenues by approximately $250,000 ($1.0 million divided by four) in the quarter in which the sale is made, but would increase annualized contract value by $1.0 million. Similarly, if the customer did not renew that contract, revenues in next quarter would only decrease by $250,000, while annualized contract value would decrease by $1.0 million.

     In calculating annualized contract value, we include only those contracts where the customer has actually been invoiced. Since amounts invoiced are included in deferred revenues on our balance sheet for all customer contracts with terms extending beyond the month of invoice, this demonstrates that annualized contract value is based on actual customer contracts reflected in our historical financial statements. To compute annualized contract value, we multiply the total amount of fees invoiced for one month and included in deferred revenues by twelve. Annualized contract value is not intended to be an absolute indicator of future revenues. We only annualize existing, invoiced contracts, but we do so without regard to the remaining term of those contracts. Most of our contracts are for 12 months, but as of the date that we calculate annualized contract value the remaining term of nearly all of our contracts will be less than 12 months. If a customer fails to pay its invoiced fees or terminates the contract or if we are unable to renew a contract, our revenues in subsequent periods may be less than expected based solely on annualized contract values. Conversely, if we add additional customers or renew existing contracts at higher rates, our revenues in future periods may exceed expectations based solely on annualized contract value.

     The calculation of annualized contract value for our Web-based products is illustrated below:

                                                                                        One Month
                                                                                       Of Invoiced
                                                                       Web-based         Fees In
                                                                       Deferred          Deferred         Annualized
MEASUREMENT DATE                                                       Revenues          Revenues       Contract Value
----------------                                                       ---------       -----------      --------------
                                                                                      (IN THOUSANDS)

June 30, 1998....................................................      $   7,766         $1,218.3           $14,619
June 30, 1999....................................................         14,905          2,587.5            31,051

     We have increased annualized contract value attributable to Web-based products 112% to $31.1 million as of June 30, 1999 from $14.6 million as of June 30, 1998. The number of Web-based customers has increased 53% to 493 at June 30, 1999 from 322 at June 30, 1998. At the same time, the average annualized contract value of all Web-based product customers has increased 39% to $63,000 per customer at June 30, 1999 from $45,400 per customer at June 30, 1998. This growth was attributable to an increase in the number of user seats purchased by customers and the addition of new products.

LIQUIDITY AND CAPITAL RESOURCES

     Since acquiring our business from Lotus Development Corporation in 1993, we have funded our operations through a combination of seller financing, proceeds received from the sale of Class P common stock and common stock in connection with the purchase of the business from Lotus Development Corporation, bank debt, proceeds received from the sale of non-strategic lines of business, capitalized equipment leases, cash flows from operations and our initial public offering which closed in May 1999.

     Our cash and cash equivalents totaled $22.7 million at June 30, 1999, compared to $9.1 million at June 30, 1998, an increase of $13.6 million primarily due to the receipt of proceeds from our initial public offering in May 1999. Net cash used in operating activities was $1.2 million for the six months ended June 30, 1999 as compared to net cash provided by operating activities of $0.5 million for the six months ended June 30, 1998. The principle use of cash was to fund our operations.

     Net cash used in investing activities was $1.9 million for the six months ended June 30, 1999, as compared to net cash provided by investing activities of $9.9 million for the six months ended June 30, 1998. Cash used in investing activities was primarily due to expenditures of $1.3 million for property and equipment for the six months ended June 30, 1999 and cash generated in investing activities reflects net cash proceeds from the sale of our CD-Insurance division for the six months ended June 30, 1998.

     Net cash provided by financing activities was $17.2 million for the six months ended June 30, 1999, as compared to net cash used by financing activities of $1.7 million for the six months ended June 30, 1998. Net cash provided by financing activities in 1999 primarily consisted of net proceeds from the sale of common stock, offset in part by the repurchase and retirement of common stock, repayments of debt and capital lease obligations. Net cash used in financing activities in 1998 reflected primarily repayments of our line of credit and capital lease obligations.

     We do not currently have a line of credit but intend to enter into a revolving line of credit for letters of credit and general working capital.

     OneSource recognized a one-time expense of $0.3 million relating to the unamortized portion of the original issue discount when we paid the outstanding balance on a note in the principal amount of $6.3 million from the proceeds of our initial public offering.

     We currently anticipate capital expenditures of approximately $2.6 million for 1999, including approximately $0.7 million in connection with the relocation of our corporate headquarters, in July 1999.

     We believe that our net proceeds from our initial public offering, together with our current cash and cash equivalents and funds anticipated to be generated from operations, will be sufficient to satisfy working capital and capital expenditure requirements for at least the next six months.

YEAR 2000 READINESS DISCLOSURE STATEMENT

     OneSource has established a Year 2000 compliance program and anticipates that our products and internal systems should operate correctly prior to, during, and after Year 2000. OneSource has been performing Year 2000 tests for the past three years. Initial Year 2000 work was organized in late 1996 to certify readiness of the proprietary client software associated with our CD Rom product line. A more formal organizational effort involving senior management, product managers, developers and quality assurance personnel was established in early 1998.

     Definition: Year 2000 Compliance. In terms of verifying and planning for Year 2000 compliance for its products, OneSource uses the British Standards Institute's definition of Year 2000 compliance as stated in DISC PD2000-1: 1998:
A Definition of Year 2000 Conformity Requirements. According to this definition, Year 2000 conformity means that neither performance nor functionality is affected by dates prior to, during and after the year 2000, and according to the following rules:

     - No value for the current date will cause any interruption in operation.

     - Date-based functionality must behave consistently for dates prior to, during and after Year 2000.

     - In all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or inferencing rules.

     -    Year 2000 must be recognized as a leap year.

     Web products. OneSource has assessed existing web-based products to review our overall compliance status. To date, OneSource has completed all work associated with creating company awareness of Year 2000 issues, organizing and executing high-level plans to address the concern, and inventorying existing systems, data and software for Year 2000 exposure. In addition, impact analysis and detailed plans for resolving problem situations have been completed. Initial assessment and testing of the products was completed in June 1999. Final testing, further inspection, and correction of minor issues for these products is expected to be completed by September 1999. Further Year 2000 testing will continue as new data and software is released throughout 1999.

     The critical component of the OneSource web-based product line is business and financial information, which is supported by software and a Web infrastructure that provides the delivery and viewing of this information. This data is provided by information vendors with whom we have established contractual relationships. OneSource provides further organization and integration of the data and supports it with a standardized software model for navigating and accessing the complete data set.

     CD products. The "UK Companies" product is the only CD Rom product that is undergoing Year 2000 testing. On June 30, 1999, OneSource discontinued the sale of its CD Rom products, except for this one UK product. OneSource CD Rom software has been working with post-millennium date variables for some time. Our flagship CD Rom software, OneSource for Windows was audited for Year 2000 compliance as part of our development effort for version 2.1.a in 1997. This software release contains the small number of changes that were required for Year 2000 compliance. The OneSource for Windows software applies a convention for two-digit years that considers years 60 to 99 as 20th century dates (1960 to 1999), and all other two-digit years (00 to 59) as 21st century dates. Network installations of OneSource for Windows have not been, and will not be, certified as Year 2000 compliant.

     Third-party information providers. OneSource relies on content provided by third-party information providers. Communication with OneSource's information providers with respect to their Year 2000 compliance status will be completed in August 1999. Also, OneSource is minimizing its dependence on third party information provider's external date formats by accommodating changes in date formats within the existing production processes.

     Third-Party Application and System Software. OneSource invests in third-party software as components of the data storage and delivery requirements of our products. OneSource has identified an exhaustive list of such systems along with research of the current status of their Year 2000 compliance efforts. This research was complete as of February 1999. OneSource had confirmation of compliance or a specific plan to replace any non-compliant resource as of March 1999. While OneSource is committed to taking every reasonable action to obtain assurances from such business partners that their software is Year 2000 compliant, we can not guarantee the performance of such business partners or predict whether any of the assurances provided by them may be accurate and realistic.

     Internal Systems. OneSource has completed its inventory of its internal systems and its assessment of such systems' compliance status was completed as of May 31, 1999. The scope of these systems ranges from accounting, payroll, communications, network hardware and applications, Internet access, internal information systems and data production systems. The majority of our internal systems and equipment are currently Year 2000 compliant.

     Year 2000 Verification Strategy. To verify Year 2000 compliance, OneSource simulates receipt of data containing 21st century dates, and runs this data through our publication processes as part of an internal Year 2000 verification exercise. As data is verified, it is included and available for access within the products, allowing customers to demonstrate that the relevant part of the OneSource product they are using is Year 2000 compliant.

     Costs. To date we have utilized internal personnel to identify Year 2000 readiness in our supported products, network hardware/applications, internal business and information systems. A large number of our personnel are necessarily involved in this work. We estimate that the aggregation of all such efforts represents an equivalent of six full-time employees. Not included in this estimate are those indirect costs associated with time spent by management or staff discussing Year 2000 issues internally or with third parties. Such discussions are handled by existing employees in the ordinary course of business. We have not identified the need to hire additional staff specifically to address third-party questions or concerns.

     Risks. With regard to third-party information suppliers, OneSource is addressing, through normal operating procedures, any concerns that third-party information providers may have in their delivery problems associated with Year 2000 issues. OneSource is identifying issues by internal quality assurance or editorial reviewers. When identified, issues are being handled by contacting the information provider who may correct the problem at the source or by developing a workaround in the software. The risks associated with delivery problems present more serious issues for us as our products could be deprived of certain data content.

     While OneSource does not anticipate a failure in its ability to deliver data, and has established contingency plans as discussed below, such a failure may:

     - have a material adverse effect upon our business, financial condition and results of operations

     - require us to incur unanticipated material expenses to remedy any problem

     - result in litigation due to our inability to fulfill our contractual obligations.

In such cases, we would likely suffer a disruption in our revenue stream and operations could be materially impacted.

     Contingency Plans. At this time, our contingency plans relating to the above discussed Year 2000 issues include having additional support staff and programmers on call for rapid response dealing with any disruption of our business during a critical date transition, for example, January 1, 2000 or February 29, 2000. Our assessment of our products and internal systems for Year 2000 compliance will be an ongoing effort throughout the remainder of this year. The information contained herein is the product of conclusions made from the information and test results available to OneSource at this time.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     OneSource does not provide forecasts of its future financial performance. However, from time to time, information provided by OneSource or statements made by its employees may contain "forward-looking" information involving risks and uncertainties. In particular, statements contained in this quarterly report that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. OneSource's actual results of operations and financial condition may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties, and other information discussed below and in our registration statement filed on Form S-1, as amended, as filed with the Securities and Exchange Commission on March 3, 1999, as well as the accuracy of OneSource's internal estimates of revenue and operation expense levels. Each of these factors, and others, are discussed from time to time in the filings made by OneSource with the Securities and Exchange Commission.

     WE HAVE A LIMITED OPERATING HISTORY WITH BUSINESS BROWSER ON WHICH TO EVALUATE OUR PROSPECTS. We began operations as an independent company in 1993. We began to migrate our business to the Web from CD Rom-based products in early 1996, and launched the Web-based Business Browser product line in December 1996. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies transitioning to a new product line, particularly companies in the new and rapidly evolving market for Internet and Web-based business information products.

     OUR BUSINESS BROWSER PRODUCTS HAVE NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998 and $ 3.3 million in the six months ended June 30, 1999. In addition, we have not reached the critical mass of users of Web-based products, which we believe is necessary to leverage effectively our royalty payments and infrastructure expenses to become profitable. As of June 30, 1999, we had an accumulated deficit of $ 13.1 million.

     WE RELY ON OUR BUSINESS BROWSER PRODUCT LINE, AND WE WILL NOT SUCCEED UNLESS DEMAND FOR OUR BUSINESS BROWSER PRODUCTS CONTINUES TO GROW. Subscription revenues from our Business Browser product line accounted for 87% of total revenues for the six months ended June 30, 1999, 53% of total revenues in 1998 and 11% in 1997. These subscription revenues accounted for 97% of our total annualized contract value at the end of June 1999, 83% at the end of 1998 and 29% at the end of 1997. We have phased out CD Rom products that are not part of the Business Browser product line. As a result, our future financial condition will depend heavily on the success or failure of our Business Browser product line. Business Browser products were introduced in December 1996 and it is difficult to predict demand and market acceptance for these products in the new and rapidly evolving Web-based business information services market. If the demand for Business Browser products does not grow, whether due to competition, lack of market acceptance, failure of Internet or Web use to grow in general, technological change or other factors, our business would suffer significantly.

     ANNUALIZED CONTRACT VALUE MAY NOT BE AN ACCURATE INDICATION OF OUR PERFORMANCE. We use "annualized contract value" as a measurement for normalized period-to-period comparisons to indicate business volume and growth. Our presentation and calculation of annualized contract value may not be comparable to similarly titled measures used by other companies. It is not an absolute indicator and we cannot guarantee that any annualized contract value will be ultimately realized as revenues.

     COMPETITION IN OUR INDUSTRY IS INTENSE AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO; THIS COMPETITION MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. The business information services industry is intensely competitive. We face direct or indirect competition from the following types of companies:

     - large, well-established business and financial information providers such as Dow Jones, Dialog, Lexis-Nexis, Pearson, Reuters, Thomson, Primark and McGraw-Hill

     - on-line information services or Websites targeted to specific markets or applications, such as NewsEdge, Factset and Bloomberg

     - providers of sales, marketing and credit information such as Dun & Bradstreet

     - Web retrieval, Web "portal" companies and other free or low-cost mass market on-line services such as Excite, Infoseek, Lycos, Yahoo! and AOL/Netscape

     - free or low-cost specialized business and financial information Websites such as Hoovers.com, Marketwatch.com, Multex.com and TheStreet.com

     Based on reported operating results, industry reports and other publicly available information, we believe that many of our existing competitors, as well as a number of prospective competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in user requirements, or to devote greater resources to the development, promotion and sale of their products than we can. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, customers and information providers. Our competitors also may develop products that are equal or superior to our products or that achieve greater market acceptance than our products.

     IF OUR INFORMATION PROVIDERS STOPPED DOING BUSINESS WITH US, WE COULD NOT CONTINUE TO SELL BUSINESS BROWSER. We do not own or create the original content distributed through our products. We depend entirely on information providers to supply information and data feeds to us on a timely basis. Our products could experience interruptions due to any failure or delay in the transmission or receipt of this information.

     IF OUR SOFTWARE IS DEFECTIVE, IT MIGHT BE COSTLY TO CORRECT; WE COULD GET SUED AND OUR REPUTATION COULD BE HARMED. Complex software like the software we develop for our products may contain errors or defects, especially when first implemented, that may be very costly to correct. Defects or errors also could result in downtime and our business could suffer significantly from potential adverse customer reaction, negative publicity and harm to our reputation.

     WE MAY HAVE DIFFICULTY IN IDENTIFYING AND COMPETING FOR ACQUISITION OPPORTUNITIES. Our business strategy includes the pursuit of strategic acquisitions. From time to time we may engage in discussions with third parties concerning potential acquisitions of niche expertise, business and proprietary rights. In executing our acquisition strategy, we may be unable to identify suitable companies as acquisition candidates, making it more difficult to acquire suitable companies on favorable terms.

     PURSUING AND COMPLETING POTENTIAL ACQUISITIONS COULD DIVERT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES AND MAY NOT PRODUCE THE DESIRED BUSINESS RESULTS. If we pursue any acquisition, our management could spend a significant amount of time and management and financial resources in the acquisition process and to integrate the acquired business with our existing business. To pay for an acquisition, we may use capital stock, or cash or a combination of both. Alternatively, we may borrow money from a bank or other lender. If we use cash or debt financing, our financial liquidity will be reduced. In addition, from an accounting perspective, an acquisition may involve nonrecurring charges or involve amortization of significant amounts of goodwill that could adversely affect our results of operations.

     Despite the investment of these management and financial resources and completion of due diligence with respect to these efforts, an acquisition may not produce the revenue, earnings or business synergies that we anticipated, and an acquired technology or proprietary right may not perform as expected for a variety of reasons, including:

     - difficulty in the assimilation of the operations, technologies, rights, products and personnel of the acquired company

     - risks of entering markets in which we have no or limited prior experience

     - expenses of any undisclosed or potential legal liabilities of the acquired company

     -    the potential loss of key employees of the acquired company

     WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS, WHICH MAKES IT DIFFICULT FOR INVESTORS TO MAKE RELIABLE PERIOD-TO-PERIOD COMPARISONS AND CONTRIBUTES TO VOLATILITY IN THE MARKET PRICE FOR OUR COMMON STOCK. Our quarterly revenues, gross profits and results of operations have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. In addition, we believe that an important measure of our business is the annualized contract value at the end of each period, which also may fluctuate. Causes of such fluctuations have included and may include, among other factors:

     -    changes in demand for our products

     -    the dollar value and timing of both new and renewal subscriptions

     -    competition (particularly price competition)

     - increases in selling and marketing expenses, as well as other operating expenses

     - technical difficulties or system downtime affecting our products on the Web generally

     - economic conditions specific to the Web, as well as general economic conditions

     -    consolidation of our customers

     In addition, a substantial portion of our expenses, including most product development and selling and marketing expenses, must be incurred in advance of revenue generation. If our projected revenue does not meet our expectations, then we are likely to experience an even larger shortfall in our operating profit (loss) relative to our expectations.

     Any one or more of these factors could affect our business, financial condition and results of operations, and this makes the prediction of results of operations on a quarterly basis unreliable. As a result, we believe that period-to-period comparisons of our historical results of operations and annualized contract values are not necessarily meaningful and that you should not rely on them as an indication for future performance. Also, due to these and other factors, it is possible that our quarterly results of operations (including the annualized contract value) may be below expectations. If this happens, the price of our common stock would likely decrease.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. However, our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for fiscal year 1998 and for the six months ended June 30, 1999.

     OneSource also owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve OneSource's capital until it is required to fund operations, including the Company's marketing and product development activities. None of these market-risk sensitive instruments are held for trading purposes. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. We do not enter into derivatives or any other financial instruments for trading or speculative purposes.

PART II- OTHER INFORMATION

Item 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS.

     USE OF PROCEEDS

     On May 19, 1999, we commenced an initial public offering of 3,636,000 shares of common stock, $0.01 par value per share, pursuant to a final prospectus dated May 19, 1999. The prospectus was contained in the OneSource's registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-73263) on May 18, 1999. Of the 3,636,000 shares of common stock offered, 2,500,000 shares were offered and sold by OneSource and 1,136,000 shares were offered and sold by certain stockholders of OneSource. The offering closed on May 24, 1999 upon the sale of all 3,636,000 shares. The aggregate offering price of the offering to the public was $43,632,000, with proceeds to OneSource and the selling stockholders, after deduction of the underwriting discount, of $27,900,000 and $12,677,760, respectively. The aggregate amount of expenses incurred by OneSource in connection with the issuance and distribution of the shares of common stock sold in the offering were approximately $3.9 million, including approximately $3.0 million in underwriting discounts and commissions and $0.9 million in other offering expenses.

     The net proceeds to OneSource from the offering, after deducting underwriting discounts and commissions and other offering expenses was approximately $27.0 million.

     The net proceeds from the offering, less $6.8 million used to pay off long-term debt, have been invested in interest bearing, investment grade securities.

     CHANGES IN SECURITIES

     During the three months ended June 30, 1999, OneSource has issued options to purchase an aggregate of 41,721 shares of common stock pursuant to its 1999 Stock Option and Incentive Plan, exercisable at a weighted average price of $12.00 per share. During the same period options to purchase 46,903 shares, issued pursuant to OneSource's 1993 Stock Purchase and Option Plan, were exercised. The following table lists options granted between April 1, 1999 and June 30, 1999.

                                   Options             Option
                  Date             Granted             Price
                  ----             -------             ------

               May 19, 1999         41,721             $12.00



     All such issuances were made in reliance on Rule 701 under the Securities Act of 1933, as amended.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         Exhibit
         Number             Description
         -------            -----------


         27.1               Financial Data Schedule



(b)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed by OneSource for the quarter ending June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      ONESOURCE INFORMATION SERVICES, INC.




Date:   August 12, 1999                  By: /s/ Roy D. Landon
                                             -----------------------------------
                                             Roy D. Landon
                                             Vice President, Chief Financial
                                             Officer (Principal Financial
                                             Officer)

                                  EXHIBIT INDEX



                                                                Sequentially
                                                                  Numbered
Exhibit Number                Description                          Page
--------------                -----------                   ------------------



   27.1              Financial Data Schedule                         *




   * Exhibit included in EDGAR filing with Securities and Exchange Commission.