Form 10-Q
period 1999-09-30
ONESOURCE INFORMATION SERVICES INC
filed 1999-11-12
CIK 1079880

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly period ended September 30, 1999

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

         Yes  X       No
             ---         ---

The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of November 11, 1999 was 10,161,175


================================================================================

                      ONESOURCE INFORMATION SERVICES, INC.


                                      INDEX
                                      -----

                                                                            Page
--------------------------------------------------------------------------------

PART I  FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements

                Consolidated Balance Sheet as of
                  September 30, 1999 (unaudited) and December 31, 1998        3

                Consolidated Statement of Operations (unaudited):
                  Three months and nine months ended September 30,
                  1999 and 1998                                               4

                Consolidated Statement of Cash Flows (unaudited):
                  Nine months ended September 30, 1999 and 1998               5

                Notes to Consolidated Financial Statements (unaudited)        6

        Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   8

        Item 3. Quantitative and Qualitative Disclosures About Market Risk   21

PART II OTHER INFORMATION

        Item 2. Recent Sales of Unregistered Securities and Use of Proceeds  21

        Item 6. Exhibits and Reports on Form 8-K                             22

        Signature                                                            23

        Exhibit Index                                                        24

PART I FINANCIAL INFORMATION

       ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      ONESOURCE INFORMATION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                      September 30, December 31,
                                                          1999          1998
                                                       -----------  ------------
                                     Assets            (unaudited)  (see Note 1)
Current assets:
  Cash and cash equivalents............................  $14,665      $ 8,665
  Deposit for subsequent acquisition...................    7,610           --
  Accounts receivable, net of allowance for doubtful
    accounts of $288 and $300 at September 30, 1999
    (unaudited) and December 31, 1998, respectively....    6,212        9,621
  Deferred subscription costs..........................    5,972        6,662
  Prepaid expenses and other current assets............      219          426
                                                         -------      -------
    Total current assets...............................   34,678       25,374
Property and equipment, net............................    2,749        1,770
Other assets...........................................    1,033          502
                                                         -------      -------
      Total assets.....................................  $38,460      $27,646
                                                         =======      =======

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of capital lease obligations.........  $   285      $   471
  Accounts payable.....................................    1,134          995
  Accrued expenses.....................................    3,263        3,378
  Accrued royalties....................................    4,192        4,626
  Deferred revenues....................................   15,448       18,022
                                                         -------      -------
    Total current liabilities..........................   24,322       27,492
Capital lease obligations and long-term debt...........       59        6,465
                                                         -------      -------
      Total liabilities................................   24,381       33,957
                                                         -------      -------
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value:
    1,000,000 shares authorized, no shares issued and
    outstanding at September 30, 1999 (unaudited); no
    shares authorized, issued, or outstanding at
    December 31, 1998..................................       --           --
  Class P common stock, $0.01 par value:
    no shares authorized, issued, or outstanding at
    September 30, 1999 (unaudited); 1,250,000 shares
    authorized; 717,119 shares issued and outstanding
    at December 31, 1998...............................       --        3,524
  Common stock, $0.01 par value:
    20,000,000 shares authorized; 10,085,912 and
    6,775,313 shares issued and 10,085,912 and
    6,665,423 shares outstanding at September 30,
    1999 (unaudited) and December 31, 1998,
    respectively.......................................      100           68
  Additional paid-in capital...........................   28,246          724
  Unearned compensation................................     (399)         (39)
  Accumulated deficit..................................  (13,736)     (10,444)
  Accumulated other comprehensive loss.................     (132)        (138)
  Common stock held in treasury, at cost...............       --           (6)
                                                         -------      -------
      Total stockholders' equity (deficit).............   14,079       (6,311)
                                                         -------      -------
      Total liabilities and stockholders' equity
        (deficit)......................................  $38,460      $27,646
                                                         =======      =======

    The accompanying notes are an integral part of these consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                           For the three months ended  For the nine months ended
                           --------------------------  -------------------------
                                  September 30,              September 30,
                           --------------------------  -------------------------
                                 1999         1998         1999        1998
                                ------       ------       ------      ------
Revenues:
  Web-based product......... $     8,383   $    4,479   $   22,799  $    10,526
  CD Rom product............         335        2,725        2,442       12,320
                             -----------   ----------   ----------  -----------
                                   8,718        7,204       25,241       22,846
                             -----------   ----------   ----------  -----------
Cost of revenues:
  Web-based product.........       3,466        2,071        9,767        5,230
  CD Rom product............         197        1,158        1,038        4,780
                             -----------   ----------   ----------  -----------
                                   3,663        3,229       10,805       10,010
                             -----------   ----------   ----------  -----------
  Gross profit..............       5,055        3,975       14,436       12,836
                             -----------   ----------   ----------  -----------
Operating expenses:
  Selling and marketing.....       3,284        2,861        9,205        8,562
  Platform and product
   development..............       2,074        1,638        5,739        4,727
  General and
   administrative...........       1,068          898        4,185        2,906
                             -----------   ----------   ----------  -----------
    Total operating
     expenses...............       6,426        5,397       19,129       16,195
                             -----------   ----------   ----------  -----------
    Loss from operations....      (1,371)      (1,422)      (4,693)      (3,359)
Interest income (expense),
 net........................         200         (104)         (99)        (534)
Gain on sale of product
 line.......................          --           --           --       12,797
Other income................         500           --        1,500           --
                             -----------   ----------   ----------  -----------
    Income (loss) before
     income taxes...........        (671)      (1,526)      (3,292)       8,904
Provision for income taxes..          --           --           --          250
                             -----------   ----------   ----------  -----------
    Net income (loss).......        (671)      (1,526)      (3,292)       8,654
                             -----------   ----------   ----------  -----------
Less: income attributable
 to Class P common stock....          --           69           --        1,128
                             -----------   ----------   ----------  -----------
    Net income (loss)
     attributable to
     common stock........... $      (671)  $   (1,595)  $   (3,292) $     7,526
                             ===========   ==========   ==========  ===========
Class P common stock:
  Basic and diluted
   earnings per share.......          --        $0.10           --        $1.57
  Weighted average Class P
   common shares
   outstanding..............          --      717,119           --      717,146
Common stock:
  Basic earnings (loss)
   per share................  $    (0.07)   $   (0.24)  $    (0.39)   $    1.13
  Diluted earnings (loss)
   per share................  $    (0.07)   $   (0.24)  $    (0.39)   $    0.82
  Weighted average common
   shares outstanding:
    Basic...................  10,060,509    6,646,856    8,340,049    6,634,571
    Diluted.................  10,060,509    6,646,856    8,340,049    9,231,844
Pro forma earnings per
share:
  Basic.....................  $    (0.07)   $   (0.20)   $   (0.37)   $    1.14
  Diluted...................  $    (0.07)   $   (0.20)   $   (0.37)   $    0.85
  Weighted average common
   shares outstanding:
    Basic...................  10,060,509    7,604,723    8,845,204    7,592,439
    Diluted.................  10,060,509    7,604,723    8,845,204   10,189,712

    The accompanying notes are an integral part of these consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                       For the nine months ended
                                                       -------------------------
                                                             September 30,
                                                       -------------------------
                                                         1999         1998
                                                       --------     --------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows relating to  operating activities
  Net income (loss)....................................$(3,292)     $ 8,654
  Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
    Depreciation and amortization......................  1,212        1,198
    Compensation expense relating to grants of stock
     options ..........................................     78           --
    Amortization of debt discount .....................     52           90
    Loss on sale leaseback transaction ................     --           45
    Gain on sale of product line.......................     --      (12,797)
    Changes in assets and liabilities:
      Accounts receivable..............................  3,380        4,169
      Deferred subscription costs .....................    689         (726)
      Prepaid expenses and other assets ...............     86          (81)
      Accounts payable.................................    144         (344)
      Accrued expenses.................................   (127)          15
      Accrued royalties................................   (434)         893
      Deferred revenues................................ (2,531)         (91)
                                                       -------      -------
    Net cash provided (used) by operating activities...   (743)       1,025
                                                       -------      -------

Cash flows relating to investing activities
  Investment in certificate of deposit.................   (415)        (100)
  Purchases of property and equipment.................. (2,020)        (842)
  Capitalization of software development costs.........   (169)        (180)
  Net proceeds from sale of product line...............     --       10,563
  Deposit for subsequent acquisition................... (7,610)          --
                                                       -------      -------
    Net cash provided (used) by investing activities...(10,214)       9,441
                                                       -------      -------

Cash flows relating to financing activities
  Proceeds from issuance of common stock, net.......... 26,985           16
  Repurchase of common stock........................... (3,387)          --
  Repayments under line of credit......................     --       (1,531)
  Repayment of long-term debt.......................... (6,284)          --
  Proceeds from sale and leaseback of fixed assets.....     --          228
  Repayments of capital lease obligation...............   (360)        (556)
                                                       -------      -------
    Net cash provided (used) by financing activities... 16,954       (1,843)
                                                       -------      -------
Effect of exchange rate changes on cash and cash
 equivalents...........................................      3           55
                                                       -------      -------
Increase in cash and cash equivalents..................  6,000        8,678
Cash and cash equivalents, beginning of period.........  8,665          341
                                                       -------      -------
Cash and cash equivalents, end of period...............$14,665      $ 9,019
                                                       =======      =======

Supplemental disclosure of cash flow information:
  Cash paid for interest...............................$   775      $   196
  Cash paid for taxes..................................    162          125
Supplemental disclosure of noncash investing and
 financing activities:
  Additions to capital lease obligations for purchases
   of fixed assets.....................................$    --      $   183
  Additions to capital lease obligations for sale and
   leaseback of fixed assets...........................     --          228
  Additions to long-term debt for accrued interest.....     --          489
  Exchange of property and equipment for the retirement
   of capital lease obligations........................     --           41

    The accompanying notes are an integral part of these consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

   The accompanying consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1998 and 1999 are unaudited. In the opinion of OneSource's management, the September 30, 1998 and 1999 unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for that period. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results of operations for the year ended December 31, 1999.

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

   In conjunction with the initial public offering, OneSource converted the accumulated "preference amount" on Class P common stock of $3,387,000 into 282,250 shares of common stock at the public offering price of $12.00 per share. Subsequently, OneSource repurchased and retired the equivalent number of common stock shares issued for the preference amount at $12.00 per share.

   Also in conjunction with the initial public offering, OneSource paid a termination fee of $0.5 million to each of William Blair Venture Partners III Limited Partnership and an affiliate of Information Partners Capital Fund, L.P.


3. Long-term Debt

   In May 1999, OneSource repaid its long-term debt of $6.8 million of principal and interest. In conjunction with the repayment, OneSource recognized $0.3 million of interest expense during the period, which represents the unamortized discount on the note.

4.  Earnings Per Share

   The following tables set forth the computation of earnings per share of common stock and Class P common stock from net income:

                                        Three months            Nine months
                                     ended September 30,    ended September 30,
                                   ----------------------  ---------------------
                                      1999        1998        1999       1998
                                   ----------  ----------  ---------  ----------

Numerator for common stock
  (in thousands):
  Net income (loss) ............           --  $   (1,526)        --  $    8,654
  Less: income attributable
    to Class P common stock ....           --          69         --       1,128
                                   ----------  ----------  ---------  ----------
                                           --  $   (1,595)        --  $    7,526
                                   ==========  ==========  =========  ==========

Denominator for common stock:
  Weighted average shares
    outstanding used for basic
    earnings per share .........   10,060,509   6,646,856  8,340,049   6,634,571

Effect of dilutive securities:
  Stock options ................           --          --         --   2,112,242
  Common stock warrants ........           --          --         --     485,031
                                   ----------  ----------  ---------  ----------
  Weighted average shares
    outstanding used for diluted
    earnings per share .........   10,060,509   6,646,856  8,340,049   9,231,844
                                   ==========  ==========  =========  ==========


   Total potential common equivalent shares consist of 3,931,069 stock options outstanding with a weighted average exercise price of $2.27 per share and 407,413 common stock warrants exercisable at $0.06 per share as of September 30, 1999.

                                        Three months            Nine months
                                     ended September 30,    ended September 30,
                                   ----------------------  ---------------------
                                      1999        1998        1999       1998
                                   ----------  ----------  ---------  ----------

Numerator for Class P common stock
  (in thousands):
  Yield earned by Class P common
   stock .......................           --        $187         --      $  544
  Income (loss) attributable to
   Class P common stock ........           --        (118)        --         584
                                         ----        ----       ----      ------
                                           --        $ 69         --      $1,128
                                         ====        ====       ====      ======


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


6.  Comprehensive Income (Loss)

   Total comprehensive income (loss) was ($725,000) and ($3,286,000) for the three and nine months ended September 30, 1999, respectively, and ($1,543,000) and $8,626,000 for the three and nine months ended September 30, 1998, respectively.


7.  Geographic Information

   Revenue was distributed geographically as follows:


                                        Three months            Nine months
                                     ended September 30,    ended September 30,
                                   ----------------------  ---------------------
                                      1999        1998        1999       1998
                                     ------      ------     -------    -------

United States....................    $6,680      $5,420     $19,283    $17,691
United Kingdom...................     2,038       1,784       5,958      5,155
                                     ------      ------     -------    -------
                                     $8,718      $7,204     $25,241    $22,846
                                     ======      ======     =======    =======


   Substantially all of OneSource's identifiable assets are located in the United States.


8.  Subsequent Event - Acquisition

   On October 1, 1999, OneSource acquired Corporate Technology Information Services, Inc. (Corporate Technology), a Delaware corporation located in Woburn, Massachusetts. Corporate Technology is a provider of high technology company profiles with a focus on emerging private companies. Pursuant to the terms of an Agreement and Plan of Merger, the consideration paid by OneSource was $7.6 million in cash. A portion of the cash consideration is being held in escrow to be released in accordance with the Agreement and Plan of Merger and an Escrow Agreement. For financial statement purposes, this acquisition was accounted for as a purchase and; accordingly, the results of operations of Corporate Technology subsequent to October 1, 1999, will be included in OneSource's consolidated statements of operations.

   The purchase price will be allocated based upon the fair values of the tangible and intangible assets acquired and liabilities assumed. The fair values will be determined by an independent appraisal that will incorporate proven valuation procedures and techniques.


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

    Revenues from Web-based products accounted for $22.8 million, or 90% of total revenues, for the nine months ended September 30, 1999, an increase from $10.5 million, or 46% of total revenues, for the nine months ended September 30, 1998. In the same period, CD Rom product revenues decreased to $2.4 million, or 10% of total revenues, from $12.3 million, or 54% of total revenues. As of September 30, 1999, 531 organizations subscribed to our Business Browser product line, and the annualized contract value for these organizations was $34.2 million.

    On October 1, 1999, OneSource acquired Corporate Technology Information Services, Inc., a Delaware corporation located in Woburn, Massachusetts. Corporate Technology is a provider of high technology company profiles with a focus on emerging private companies. Pursuant to the terms of an Agreement and Plan of Merger, the consideration paid by OneSource was $7.6 million in cash. A portion of the cash consideration is being held in escrow to be released in accordance with the Agreement and Plan of Merger and an Escrow Agreement. For financial statement purposes, this acquisition was accounted for as a purchase and; accordingly, the results of operations of Corporate Technology subsequent to October 1, 1999, will be included in OneSource's consolidated statements of operations.

    In May 1998, we sold our CD-Insurance division to allow us to focus more completely on our new Web-based product line. We recognized a gain of $12.8 million on this sale during 1998. In addition, in connection with the disposition, we licensed certain of our CD Rom software to the acquiror in exchange for $4.0 million of license fees. These license fees will be paid in eight equal quarterly installments beginning January 1, 1999 and running through December 31, 2000 and will be recognized ratably as other income. During the nine months ended September 30, 1999, OneSource recorded $1.5 million of other income related to the software license agreement.

    Our revenues for both CD Rom and Web-based products consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products decreased 4.4% to

$15.2 million as of September 30, 1999 from $15.9 million as of December 31, 1998 and increased 61.7% from $9.4 million as of September 30, 1998.

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


    COMPARISON OF RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

    Revenues. Total revenues increased 21% to $8.7 million for the quarter ended September 30, 1999 from $7.2 million for the quarter ended September 30, 1998.

    Web-based product revenues increased 87% to $8.4 million for the quarter ended September 30, 1999 from $4.5 million for the quarter ended September 30, 1998. The increase was attributable to the addition of new customers, an increase in the number of user seats purchased by existing customers and the sale of new products to existing customers. At the same time, CD Rom product revenues decreased by 88% to $0.3 million in the third quarter of 1999 from $2.7 million in the third quarter of 1998 as OneSource continued to transition away from its legacy CD Rom business.

    Cost of Revenues. Total cost of revenues increased 13% to $3.7 million for the quarter ended September 30, 1999 from $3.2 million for the quarter ended September 30, 1998. As a percentage of total revenues, total cost of revenues decreased to 42% for the quarter ended September 30, 1999 from 45% for the quarter ended September 30, 1998. The increase in total cost of revenues was principally due to increased royalty expense for our Web-based products. It was offset partially by a decrease in our costs of revenues relating to the CD Rom product line.

    Cost of Web-based product revenues increased 67% to $3.5 million for the quarter ended September 30, 1999 from $2.1 million for the quarter ended September 30, 1998. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 41% for the quarter ended September 30, 1999 from 46% for the quarter ended September 30, 1998, due to an increase in our customer base and expansion of existing customers, which enabled OneSource to better leverage royalty payments and infrastructure expenses.

    Cost of CD Rom product revenues decreased 83% to $0.2 million for the quarter ended September 30, 1999 from $1.2 million for the quarter ended September 30, 1998. This decrease was due to decreased revenues reflecting our shift away from the CD Rom product line. As a percentage of CD Rom product revenues, cost of CD Rom product revenues increased to 59% for the quarter ended September 30, 1999 from 43% for the quarter ended September 30, 1998.

    Selling and Marketing Expense. Selling and marketing expense increased 15% to $3.3 million for the quarter ended September 30, 1999 from $2.9 million for the quarter ended September 30, 1998, principally due to increased headcount and expenses incurred to hire and train new sales personnel in connection with our Business Browser product line. Selling and marketing expense decreased as a percentage of total revenues to 38% for the quarter ended September 30, 1999 from 40% for the quarter ended September 30, 1998. We expect sales and marketing expenses to increase as we continue to hire additional sales personnel.

    Platform and Product Development Expense. Platform and product development expense increased 27% to $2.1 million for the quarter ended September 30, 1999 from $1.6 million for the quarter ended September 30, 1998. This increase was due principally to additional headcount to meet new product demands. Platform and product development expense increased as a percentage of total revenues to 24% for the quarter ended September 30, 1999 from 23% for the quarter ended September 30, 1998.

    General and Administrative Expense. General and administrative expense increased 19% to $1.1 million for the quarter ended September 30, 1999 from $0.9 million for the quarter ended September 30, 1998. This increase was due principally to professional fees and other services related to costs attributable to operation as a public company in the 1999 quarter. General and administrative expense as a percentage of total revenues was consistent at 12% for the quarters ended September 30, 1999 and 1998.

    Interest Income, Net. Interest income, net of interest expense, increased 292% to $0.2 million for the quarter ended September 30, 1999 from $0.1 million of interest expense for the quarter ended September 30, 1998. This was primarily due to an increase in interest income related to invested cash balances from the public offering proceeds.

   Other Income. Other income increased $0.5 million for the quarter ended September 30, 1999 and was attributable to a software license agreement in connection with the sale of our CD-Insurance division for the license and support services provided during the period.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

    Revenues. Total revenues increased 10% to $25.2 million for the nine months ended September 30, 1999 from $22.8 million for the nine months ended September 30, 1998. During the first nine months of 1998, CD Rom product revenues included revenues attributable to our CD-Insurance division, which was sold in May 1998. Revenues from this product line were $2.5 million for the nine months ended September 30, 1998. Excluding these revenues from total revenues for the nine months ended September 30, 1998, total revenues for the nine months ended September 30, 1999 increased by 24%.

    Web-based product revenues increased 117% to $22.8 million for the nine months ended September 30, 1999 from $10.5 million for the nine months ended September 30, 1998. The increase was attributable to the addition of new customers, an increase in the number of user seats purchased by existing customers and the sale of new products to existing customers. At the same time, CD Rom product revenues decreased by 80% to $2.4 million for the first nine months of 1999 from $12.3 million for the first nine months of 1998 as OneSource continues to transition away from its legacy CD Rom business.

    Cost of Revenues. Total cost of revenues increased 8% to $10.8 million for the nine months ended September 30, 1999 from $10.0 million for the nine months ended September 30, 1998. As a percentage of total revenues, total cost of revenues was 43% for the nine months ended September 30, 1999 as compared to 44% for the nine months ended September 30, 1998. The increase in total cost of revenues was principally due to increased royalty expense for our Web-based products. It was offset partially by a decrease in our costs of revenues relating to the CD Rom product line.

    Cost of Web-based product revenues increased 87% to $9.8 million for the nine months ended September 30, 1999 from $5.2 million for the nine months ended September 30, 1998. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 43% for the nine months ended September 30, 1999 from 50% for the nine months ended September 30, 1998, due to an increase in our customer base and expansion of existing customers, which enabled OneSource to better leverage royalty payments and infrastructure expenses.

    Cost of CD Rom product revenues decreased 78% to $1.0 million for the nine months ended September 30, 1999 from $4.8 million for the nine months ended September 30, 1998. This decrease was due to decreased revenues reflecting our shift away from the CD Rom product line. As a percentage of CD Rom product revenues, costs of CD Rom product revenues increased to 43% for the nine months ended September 30, 1999 from 39% for the nine months ended September 30, 1998.

    Selling and Marketing Expense. Selling and marketing expense increased 8% to $9.2 million for the nine months ended September 30, 1999 from $8.6 million for the nine months ended September 30, 1998, principally due to increased headcount and expenses incurred to hire and train new sales personnel in connection with our Business Browser product line. Selling and marketing expense decreased as a percentage of total revenues to 36% for the nine months ended September 30, 1999 from 37% for the nine months ended September 30, 1998. We expect sales and marketing expenses to increase as we continue to hire additional sales personnel.

    Platform and Product Development Expense. Platform and product development expense increased 21% to $5.7 million for the nine months ended September 30, 1999 from $4.7 million for the nine months ended September 30, 1998. The increase was due principally to additional headcount to meet new product demands. Platform and product development expense increased as a percentage of total revenues to 23% for the nine months ended September 30, 1999 from 21% for the nine months ended September 30, 1998.

    General and Administrative Expense. General and administrative expense increased 44% to $4.2 million for the nine months ended September 30, 1999 from $2.9 million for the nine months ended September 30, 1998. This increase was mainly the result of non-recurring expenses incurred by OneSource, which primarily relate to arrangements which were terminated upon the completion of our initial public offering in May 1999. Non-recurring expenses included a termination fee of $0.5 million to each of William Blair Venture Partners III Limited Partnership and an affiliate of Information Partners Capital Fund, L.P. in connection with our public offering, a $0.2 million financial advisory fee and $0.1 million of expense related to the relocation of our headquarters. General and administrative expense increased as a percentage of total revenues to 17% for the nine months ended September 30, 1999 from 13% for the nine months ended September 30, 1998.

    Interest Expense, Net. Interest expense, net of interest income, decreased 81% to $0.1 million for the nine months ended September 30, 1999 from $0.5 million for the nine months ended September 30, 1998. This was primarily due to an increase in interest income related to invested cash balances from the public offering proceeds and the sale of the CD-Insurance division, as well as the payoff of a note in May 1999.

    Other Income. Other income increased $1.5 million for the nine months ended September 30, 1999 and was attributable to a software license agreement in connection with the sale of our CD-Insurance division for the license and support services provided during the period.

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

    We use annualized contract value as a measure of our business because it shows the growth or decline in our customer base in a way that revenues cannot. Since our business is a subscription business, revenues are recognized not when a sale is made, but in ratable portions over the term of the subscription (which is usually twelve months). As a result, from a revenue viewpoint the addition or loss of even a major customer contract may not have a dramatic impact on a quarter-to-quarter basis. On the other hand, by looking at the value of customer contracts in hand at the end of each quarter, we can more readily see trends in our business. For example, the addition of a one-year subscription contract with total payments of $1.0 million may only increase revenues by approximately $250,000 ($1.0 million divided by four) in the quarter in which the sale is made, but would increase annualized contract value by $1.0 million. Similarly, if the customer did not renew that contract, revenues in the next quarter would only decrease by $250,000, while annualized contract value would decrease by $1.0 million.

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

    The calculation of annualized contract value for our Web-based products is illustrated below:

                                                  ONE MONTH
                                                 OF INVOICED
                                    WEB-BASED      FEES IN
                                    DEFERRED       DEFERRED         ANNUALIZED
MEASUREMENT DATE                    REVENUES       REVENUES       CONTRACT VALUE
----------------                    --------    --------------    --------------
                                                (IN THOUSANDS)

September 30, 1998...............   $ 9,441        $1,646.1          $19,754
September 30, 1999...............    15,164         2,846.6           34,159

    We have increased annualized contract value attributable to Web-based products 73% to $34.2 million as of September 30, 1999 from $19.8 million as of September 30, 1998. The number of Web-based customers has increased 38% to 531 at September 30, 1999 from 386 at September 30, 1998. At the same time, the average annualized contract value of all Web-based product customers has increased 26% to $64,300 per customer at September 30, 1999 from $51,200 per customer at September 30, 1998. This growth was attributable to an increase in the number of user seats purchased by customers and the addition of new products.

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

    Our cash and cash equivalents totaled $14.7 million at September 30, 1999, compared to $9.0 million at September 30, 1998, an increase of $5.7 million primarily due to the receipt of proceeds from our initial public offering in May 1999, less funds used to invest in the acquisition of Corporate Technology Information Services, Inc. Net cash used in operating activities was $0.7 million for the nine months ended September 30, 1999, as compared to net cash provided by operating activities of $1.0 million for the nine months ended September 30, 1998. The principal use of cash was to fund our operations.

    Net cash used in investing activities was $10.2 million for the nine months ended September 30, 1999, as compared to net cash provided by investing activities of $9.4 million for the nine months ended September 30, 1998. Cash used in investing activities was primarily due to $7.6 million of funds placed in escrow for the purchase of Corporate Technology Information Services, Inc. and expenditures of $2.0 million for property and equipment for the nine months ended September 30, 1999. Cash generated in investing activities for the nine months ended September 30, 1998 reflects net cash proceeds from the sale of our CD-Insurance division.

    Net cash provided by financing activities was $17.0 million for the nine months ended September 30, 1999, as compared to net cash used by financing activities of $1.8 million for the nine months ended September 30, 1998. Net cash provided by financing activities in 1999 primarily consisted of net proceeds from the sale of common stock, offset in part by the repurchase and retirement of common stock, repayments of debt and capital lease obligations. Net cash used in financing activities in 1998 reflected primarily repayments of our line of credit and capital lease obligations.

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

    We currently anticipate capital expenditures of approximately $0.6 million for the remainder of 1999, consisting primarily of the purchase of computers, servers and related equipment.

    We believe that our net proceeds from our initial public offering, together with our current cash and cash equivalents and funds anticipated to be generated from operations, will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.




YEAR 2000 READINESS DISCLOSURE STATEMENT

         OneSource has established a Year 2000 compliance program and anticipates that its products should operate correctly prior to, during, and after Year 2000. OneSource has been performing Year 2000 tests for the past three years. Initial Year 2000 work was organized in late 1996 to certify readiness of the proprietary client software associated with our CD Rom product line. A more formal organizational effort involving senior management, product managers, developers and quality assurance personnel was established in early 1998.

     Definition: Year 2000 Compliance. In terms of verifying and planning for Year 2000 compliance for its products, OneSource uses the British Standards Institute's definition of Year 2000 compliance as stated in DISC PD2000-1:1998:
A Definition of Year 2000 Conformity. According to this definition, Year 2000 conformity means that neither performance nor functionality is affected by dates prior to, during and after the year 2000, and according to the following rules:

    -    No value for the current date will cause any interruption in operation.

    - Date-based functionality must behave consistently for dates prior to, during and after year 2000.
    - In all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or inferencing rules.
    -    Year 2000 must be recognized as a leap year.

     Web products. OneSource's primary product family is Business Browser, the critical component of which is business and financial information that is supported by software and a Web infrastructure that provides the delivery and viewing of this information. Examples of the information contained in OneSource products are current news, trade and industry articles, research reports, executive biographies, private company directories, industry reports and overviews, and financial statements. These data are provided by information vendors with whom we have established contractual relationships. OneSource provides further organization and integration of the data and supports it with a standardized software model for navigating and accessing the complete data set. OneSource has verified that the Business Browser product line is Year 2000 compliant. Further Year 2000 testing will continue as new data and software is released throughout the remainder of 1999.

     CD Rom products. OneSource CD Rom software has been working with post-millennium date variables for some time. Our flagship CD Rom software, OneSource for Windows, was audited for Year 2000 compliance as part of our development effort for version 2.1.a in 1997. This software release contains the small number of changes that were required for Year 2000 compliance. Please note that network installations of OneSource for Windows have not been, and will not be, certified as Year 2000 compliant.

     Third-party information providers. OneSource relies on content provided by third-party information providers. Communication with OneSource's information providers with respect to their Year 2000 compliance status has been completed. Also, OneSource is minimizing its dependence on third party information provider's external date formats by accommodating changes in date formats within the existing production processes.

     Third-party application and system software. OneSource invests in third-party software as components of the data storage and delivery requirements of our products. OneSource has identified an exhaustive list of such systems along with research of the current status of their Year 2000 compliance efforts. This research was complete as of February 1999. OneSource had confirmation of compliance or a specific plan to replace any non-compliant resource as of March 1999. While OneSource is committed to taking every reasonable action to obtain assurances from such business partners that their software is Year 2000 compliant, it cannot guarantee the performance of such business partners or predict whether any of the assurances provided by them may be accurate and realistic.

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

     While OneSource does not anticipate a failure in its ability to delivery data, and has established contingency plans as discussed below, such a failure may:

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

    ONESOURCE MAY NOT BE ABLE TO RETAIN KEY EMPLOYEES OF CORPORATE TECHNOLOGY. Because of the valuation OneSource placed on Corporate Technology, its key founders and employees, several of whom were large stockholders, received a substantial cash payment upon closing of the acquisition. In certain cases, these individuals may be financially independent. Additionally, startup and other companies will seek out these individuals due to the financial result they have achieved for Corporate Technology. Under the circumstances, OneSource faces a difficult and significant task of retaining and motivating the key personnel of Corporate Technology to stay committed to OneSource.

    WE WILL INCUR SUBSTANTIAL CHARGES AGAINST EARNINGS IN CONNECTION WITH THE ACQUISITION. Significant merger-related charges against earnings will increase OneSource's losses in the fourth quarter of fiscal year 1999 and during the post-merger integration period. We expect to incur charges of approximately $0.5 million in connection with the acquisition that relate to other integration costs. These costs may be higher than we anticipate. In addition, we may incur other unanticipated acquisition costs. These costs may delay the anticipated benefits of the acquisition. Some of these nonrecurring costs will be charged to operations in the fourth quarter in fiscal year 1999 while others will be expensed as incurred during the post-merger integration period.

    SUBSCRIBERS OF ONESOURCE AND CORPORATE TECHNOLOGY MAY NOT RENEW THEIR SUBSCRIPTIONS AS A RESULT OF CONCERNS OVER THE ACQUISITION. The closing of the acquisition could cause subscribers of OneSource and Corporate Technology to allow their subscriptions to lapse as a result of concerns over product evolution, integration and support of the combined company's products. These non-renewals could have a material adverse effect on the business, operating results and financial condition of OneSource or Corporate Technology.

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

    OUR BUSINESS BROWSER PRODUCTS HAVE NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998 and $ 4.7 million in the nine months ended September 30, 1999. In addition, we have not reached the critical mass of users of Web-based products, which we believe is necessary to leverage effectively our royalty payments and infrastructure expenses to become profitable. As of September 30, 1999, we had an accumulated deficit of $13.7 million.

    WE RELY ON OUR BUSINESS BROWSER PRODUCT LINE, AND WE WILL NOT SUCCEED UNLESS DEMAND FOR OUR BUSINESS BROWSER PRODUCTS CONTINUES TO GROW. Subscription revenues from our Business Browser product line accounted for 90% of total revenues for the nine months ended September

30, 1999, 53% of total revenues in 1998 and 11% in 1997. These subscription revenues accounted for 97% of our total annualized contract value at the end of September 1999, 83% at the end of 1998 and 29% at the end of 1997. We have phased out CD Rom products that are not part of the Business Browser product line. As a result, our future financial condition will depend heavily on the success or failure of our Business Browser product line. Business Browser products were introduced in December 1996 and it is difficult to predict demand and market acceptance for these products in the new and rapidly evolving Web-based business information services market. If the demand for Business Browser products does not grow, whether due to competition, lack of market acceptance, failure of Internet or Web use to grow in general, technological change or other factors, our business would suffer significantly.

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

    COMPETITION IN OUR INDUSTRY IS INTENSE AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO; THIS COMPETITION MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. The business information services industry is intensely competitive. We face direct or indirect competition from the following types of companies:

    o large, well-established business and financial information providers such as Dow Jones, Dialog, Lexis-Nexis, Pearson, Reuters, Thomson, Primark and McGraw-Hill

    o on-line information services or Websites targeted to specific markets or applications, such as NewsEdge, Factset and Bloomberg

    o providers of sales, marketing and credit information such as Dun & Bradstreet

    o Web retrieval, Web "portal" companies and other free or low-cost mass market on-line services such as Excite, Infoseek, Lycos, Yahoo! and AOL/Netscape

    o free or low-cost specialized business and financial information Websites such as Hoovers.com, Marketwatch.com, Multex.com and TheStreet.com

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

   Despite the investment of these management and financial resources and completion of due diligence with respect to these efforts, an acquisition may not produce the revenue, earnings or business synergies that we anticipated, and an acquired technology or proprietary right may not perform as expected for a variety of reasons, including:

    o difficulty in the assimilation of the operations, technologies, rights, products and personnel of the acquired company

    o risks of entering markets in which we have no or limited prior experience

    o expenses of any undisclosed or potential legal liabilities of the acquired company

    o    the potential loss of key employees of the acquired company

    WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS, WHICH MAKES IT DIFFICULT FOR INVESTORS TO MAKE RELIABLE PERIOD-TO-PERIOD COMPARISONS AND CONTRIBUTES TO VOLATILITY IN THE MARKET PRICE FOR OUR COMMON STOCK. Our quarterly revenues, gross profits and results of operations have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. In addition, we believe that an important measure of our business is the annualized contract value at the end of each period, which also may fluctuate. Causes of such fluctuations have included and may include, among other factors:

    o    changes in demand for our products

    o    the dollar value and timing of both new and renewal subscriptions

    o    competition (particularly price competition)

    o increases in selling and marketing expenses, as well as other operating expenses

    o technical difficulties or system downtime affecting our products on the Web generally

    o economic conditions specific to the Web, as well as general economic conditions

    o    consolidation of our customers

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



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. However, our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for fiscal year 1998 and for the nine months ended September 30, 1999.

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

         The net proceeds from the offering, less $6.8 million used to pay off long-term debt and $7.6 million used to acquire Corporate Technology Information Services, Inc., have been invested in interest bearing, investment grade securities.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         Exhibit
         Number             Description
         ------             -----------



           2.1 Agreement and Plan of Merger dated as of September 8, 1999, by and among OneSource, Corporate Technology Information Services, Inc., OneSource Content Corporation and Andrew Campbell (previously filed as Exhibit 2.1 to OneSource's Form 8-K filed on September 13, 1999 and incorporated herein by reference).


           2.2 Escrow Agreement dated September 8, 1999, by and among OneSource, Corporate Technology Information Services, Inc., Andrew Campbell and Citizens Bank of Massachusetts (previously filed as Exhibit 2.2 to OneSource's Form 8-K filed on September 13, 1999 and incorporated herein by reference).

           27.1             Financial Data Schedule



(b)      REPORTS ON FORM 8-K.

         On September 13, 1999, OneSource filed a report on Form 8-K in connection with its acquisition of Corporate Technology Information Services, Inc. Pro forma financial statements will be included on Form 8-K/A.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ONESOURCE INFORMATION SERVICES, INC.





Date:   November 12, 1999                    By: /s/ Roy D. Landon
                                                 ----------------------------
                                                 Roy D. Landon
                                                 Vice President, Chief Financial
                                                 Officer (Principal Financial
                                                 Officer)

                                  EXHIBIT INDEX



                                                                    Sequentially
Exhibit                                                               Numbered
Number                             Description                          Page
=======  =========================================================  ============

  2.1    Agreement and Plan of Merger dated as of September               *
         8, 1999, by and among OneSource, Corporate Technology
         Information Services, Inc., OneSource Content Corporation and Andrew Campbell (previously filed as Exhibit 2.1 to
         OneSource's Form 8-K filed on September 13, 1999 and incorporated herein by reference).

  2.2    Escrow Agreement dated September 8, 1999, by and among           *
         OneSource, Corporate Technology Information Services,
         Inc., Andrew Campbell and Citizens Bank of Massachusetts
         (previously filed as Exhibit 2.2 to OneSource's Form 8-K filed on September 13, 1999 and incorporated herein by reference).

 27.1    Financial Data Schedule                                          *




  * Exhibit included in EDGAR filing with Securities and Exchange Commission.