Form 10-K405
period 1999-12-31
ONESOURCE INFORMATION SERVICES INC
filed 2000-03-29
CIK 1079880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                    FORM 10-K


              [X] ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

                   For the fiscal year ended December 31, 1999

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-25849

                      OneSource Information Services, Inc.
             (Exact name of registrant as specified in its charter)


          Delaware                                      04-3204522
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                       300 Baker Avenue, Concord, MA 01742
                    ----------------------------------------
                    (Address of principal executive offices,
                               including zip code)

       Registrant's telephone number, including area code: (978) 318-4300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section l2(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)


                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the common stock on March 1, 2000 of $9.50, as reported on the NASDAQ National Market, was approximately $52,000,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     As of March 1, 2000, the registrant had 10,959,362 shares of common stock outstanding, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     OneSource Information Services, Inc. ("OneSource") intends to file its proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of the proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K. In addition, OneSource has filed a Registration Statement on Form S-1, File No. 333-73263.

                                TABLE OF CONTENTS

PART I                                                                                                    Page

 Item   1.   Business ...........................................................................          3
 Item   2.   Properties .........................................................................         11
 Item   3.   Legal Proceedings ..................................................................         11
 Item   4.   Submission of Matters to a Vote of Security Holders.................................         11

PART II

 Item   5.   Market for Registrant's Common Equity and Related Stockholder Matters ..............         12
 Item   6.   Selected Consolidated Financial and Operating Data .................................         13
 Item   7.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .....................................................         15

 Item   7A.  Quantitative and Qualitative Disclosure About Market Risk...........................         30
 Item   8.   Financial Statements and Supplementary Data.........................................         31
 Item   9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure................................................         31

PART III

 Item  10.   Directors and Executive Officers of the Registrant .................................         31
 Item  11.   Executive Compensation .............................................................         31
 Item  12.   Security Ownership of Certain Beneficial Owners and Management .....................         31
 Item  13.   Certain Relationships and Related Transactions .....................................         31

PART IV

 Item  14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...................         31

SIGNATURE PAGE ..................................................................................         36

                                     PART I

ITEM 1.  Business

     Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. OneSource makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 7 under "Factors that May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

GENERAL

     OneSource provides Web-based business and financial information to professionals who need quick access to reliable corporate, industry and market intelligence. Our Business Browser product line integrates comprehensive and up-to-date business and financial information on over one million public and private companies from more than 25 information providers drawing upon over 2,500 sources of content. These sources include both textual information, such as news, trade press, SEC filings, executive biographies and analyst reports, and numeric information, such as company financial results, stock quotes and industry statistics. Our customers access this information over the Internet using standard Web browsers at a fixed annual subscription price.

     Our products are designed to address information needs of leading professional and financial services firms, technology companies and other large organizations. Representative customers include American Express, Bain & Company, Boeing, British Telecom, Deloitte & Touche, Harvard Business School, KPMG Peat Marwick, MCI/Worldcom, Merrill Lynch, Oracle and SAP.

     On October 1, 1999, OneSource acquired Corporate Technology Information Services, Inc. ("Corporate Technology"), a Delaware corporation located in Woburn, Massachusetts. Corporate Technology is a provider of high technology company profiles with a focus on emerging private companies.

     At December 31, 1999, 583 organizations subscribed to our Web-based Business Browser product line, up from 445 at December 31, 1998. On average, our customers for Web-based products at December 31, 1999 had an annualized contract value of $66,500 per customer, compared to $58,200 per customer at December 31, 1998. The annualized value of Business Browser customer contracts was $38.7 million at December 31, 1999, having grown from $25.9 million at December 31, 1998. Of this $38.7 million, $29.5 million was attributable to those customers that were under contract at both December 31, 1998 and 1999. The renewal rate of the Business Browser product line for 1999 was 86% calculated on a dollar basis. For more information regarding annualized contract value, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Annualized Contract Value."

     OneSource was incorporated in Delaware in July 1993 under the name Datext Holding Corporation. Our principal executive offices are located at 300 Baker Avenue, Concord, Massachusetts, 01742 and our telephone number is (978) 318-4300. OneSource's common stock is traded on the NASDAQ National Market System under the symbol "ONES" and our web address is www.onesource.com.

PRODUCTS

     OneSource's Business Browser product line is designed to be a comprehensive and easy to use business and financial information resource for professionals who need quick access to reliable corporate, industry and market intelligence.

     Business Browser products integrate over 2,500 sources of business information from more than 25 category-leading business and financial information providers. These sources include both textual information, such as news, trade press, SEC filings, executive biographies and analyst reports, and numeric information, such as company financial results, stock quotes and industry statistics. OneSource uses its proprietary KeyID technology to sort, prioritize, integrate and link information on over one million public and private companies worldwide.

     Our Business Browser product line is accessed through a standard Web browser that is already available and familiar to end-users. Because our products are based on standard

Web technology, our customers require minimal installation and systems support and users have full access to the products at any time from anywhere via the Internet.

     OneSource focuses on the functional uses of the business and financial information it delivers. The Business Browser product line has been designed for use not only by traditional users of business information, but also throughout an organization, including sales, marketing, finance and management professionals. We apply our knowledge of how business professionals use information to transform raw, disparate data into meaningful, actionable information. We focus on integrating and presenting information so that interpretation, manipulation and analysis can be performed more easily by the end user. Because the interface is built around the inquiries of professionals, users require minimal training to become productive quickly.

     OneSource's pricing strategy is designed to be particularly attractive to large organizations. The Business Browser product line is available at a fixed annual subscription price which declines on a per-user basis as the total number of users increases for that customer. The fixed-price model encourages professionals to use the products as needed without concern for additional charges, and a declining marginal price per user encourages customers to distribute our products widely throughout their organizations.

The Business Browser product line includes:

     US BUSINESS BROWSER. Released in December 1996, US Business Browser is focused specifically on the US and Canada. It contains a subset of business and financial information from the Global Business Browser product. It covers over 250,000 public and private companies in the US and Canada.

     UK BUSINESS BROWSER. Released in September 1997, UK Business Browser is a comprehensive source of information on over 350,000 public and private companies in the UK.

     GLOBAL BUSINESS BROWSER. Because business professionals need a global perspective to complement deep coverage of local markets, Global Business Browser is available in two editions. Released in December 1997, Global Business Browser, US Edition is a single, integrated resource that delivers comprehensive information on over 350,000 North American and global companies. Global Business Browser, European Edition, launched in December 1999, is an integrated resource including both European and global content with over 350,000 companies profiled.

     EUROPEAN BUSINESS BROWSER. Released in January 1999, European Business Browser provides users with a comprehensive database on 300,000 public and private companies across Europe, including 50,000 UK companies. An important source of data for the European Business Browser is Dun & Bradstreet, a leading business information source.

     Business Browser delivers information in an integrated format. This allows customers to obtain different types of information from multiple sources in a single report. Business Browser products organize data around business applications and transform raw, disparate data into meaningful, actionable information, delivered according to the characteristics users have defined and in the custom formats, tables and reports that users require. Users who need to perform detailed analysis can also easily transfer quantitative data into spreadsheets or other desktop tools, such as contact management software.

     Specific applications available through the Business Browser product line include:

          - "Company Profiler" delivers integrated reports on a company's history, products, competition, industry, executives, current news articles and financials. Both summary and detailed company reports are available, depending on the user's need. In addition, "Corporate Family Reports" allow users to quickly map relationships among subsidiaries and divisions of corporations.

          - "WatchList Update" automatically keeps track of news articles, news stories, financial filings and research reports on specified companies the user monitors.

          - "Industry Profiler" delivers reports on market size, segmentation, financial norms, ratios and forecasts for a specified industry, as well as participants, industry news and analysis, and creates research reports with graphs and statistics that help track industry trends.

          - "Company Finder" screens companies by defining key search characteristics to deliver a targeted list by industry, geography, size, revenues, employment or other key characteristics.

          - "Topic Search" screens news stories, research reports, business descriptions and trade articles for information by topic.

          - "Executive Search" provides users with reports on business leaders by name, company, location, schools and affiliated organizations.

          - "Custom Alerts" sends daily e-mail links to current news on user-specified companies and topics.

   ADDITIONAL SOFTWARE APPLICATIONS

     Two additional software applications are available with Business Browser products:

     BUSINESS BROWSER AP. Business Browser AP, which became commercially available in August 1997, is an advanced Web-based quantitative analysis tool available as an option with all of the Business Browser products other than European Business Browser. Business Browser AP lets users screen across a wide range of public company financial statement items, ratios, growth rates and other criteria. It also allows users to produce detailed quantitative reports of their own design. Business Browser AP also makes EDGAR documents more user friendly by removing confusing computer codes, formatting tables for easy viewing and printing, and allowing users to export tables to a spreadsheet.

     BUSINESS BROWSER APPLINK. Business Browser AppLink, which became commercially available in December 1998, is a software toolkit that allows customers to easily incorporate Business Browser content, like company profiles, news, business and trade articles, analyst reports, executive biographies, industry intelligence and financial data, directly into corporate intranet applications. Users have the ability to integrate in-depth, objective external business information into their existing internal applications such as prospect and customer databases, sales force automation tools, enterprise reporting software and corporate Web applications. No special client software or dedicated servers are necessary. AppLink-enabled applications are currently under development at a number of client sites.

LEGACY PRODUCTS

     Prior to our introduction of Business Browser in 1996, OneSource distributed business information on CD Rom. At the end of 1999, all but one CD Rom product had been phased out. We plan to eliminate this last CD Rom product in 2000.

OTHER PRODUCTS

     With the acquisition of Corporate Technology in October 1999, OneSource acquired several product lines that include CD Rom and printed directories. These products will be continued in the near term with phase out programs beginning in 2000.

PLATFORM AND PRODUCT DEVELOPMENT

     The product development function is currently carried out by 66 employees in our Global Strategic Web Applications Team. This team includes product managers who define functional software components, end user interfaces, report formats and content requirements; product development engineers who take content feeds from information partners and write database loader code; and the KeyID team whose role, through both programming and editorial expertise, is to ensure consistent integration and presentation of information from multiple underlying sources of content.

     The product development team uses our proprietary KeyID technology to integrate and link public and private companies worldwide from multiple databases, each with its own set of incompatible identifiers. Through a combination of proprietary programmatic and editorial means, this technology enables us to provide a single and unified presentation from multiple underlying company databases. It also manages multiple SIC codes and industry mappings assigned to companies by disparate databases and reclassifies the companies to comparable categories. The system also keeps track of company name synonyms to allow searching by commonly used alternative company names. The synonyms feature allows the user to input one company name or term and to access all information for that company although it may be categorized under different names or terms depending on the database. In total, the KeyID database contains 1.1 million companies, 1.7 million synonyms and 40,000 URLS.

INFORMATION PROVIDERS

     Each Business Browser product combines an array of carefully chosen financial, company, industry, executive and news-related content obtained from leading business and financial information providers identified by our Global Strategic Web Applications Team.

     We enter into contracts with our information providers which are generally for a term of at least one year, and which renew for the same period if not canceled with advance notice. These contracts may be terminated under certain circumstances. Under these arrangements, royalties are generally paid on a quarterly basis to information providers. Royalties are typically calculated either as a flat percentage of our revenues or as a per-user fee that declines as the number of authorized users of the product increases. In limited cases, we pay a fixed fee per period for unlimited use of the information.

eRM PROGRAM

     In October 1999, OneSource initiated its eRM Program to integrate Business Browser with leading customer relationship management solutions. This program is part of OneSource's strategy to expand its distribution channels through alliances. We entered into our initial two partnerships with Pivotal
Corporation and Onyx Software Corporation to strengthen our leadership position in this growing sector.

CUSTOMERS

     At December 31, 1999, 583 organizations had subscribed to our Web-based Business Browser product line, up from 445 at December 31, 1998. On average, our customers at December 31, 1999 had an annualized contract value of $66,500 per customer, compared to $58,200 per customer at December 31, 1998. The annualized contract value of customer contracts for Business Browser products was $38.7 million at December 31, 1999, having grown from $25.9 million at December 31, 1998. For more information regarding annualized contract value, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Annualized Contract Value."

     The following is a representative list of significant customers in each of our primary industry sectors as of December 31, 1999:

PROFESSIONAL SERVICES                          FINANCIAL SERVICES                           TECHNOLOGY
---------------------                          ------------------                           ----------
Arthur Andersen                                American Express                             Compaq
Arthur D. Little                               BankBoston                                   Data General
Bain & Company                                 Bank of Scotland                             JD Edwards
Cambridge Technology Partners                  Bank of Tokyo                                Lockheed Martin
Deloitte & Touche                              Bear Stearns                                 MCI/Worldcom
KPMG                                           Credit Lyonnais                              Nortel
Watson Wyatt                                   First Union Bank                             Oracle
                                               Merrill Lynch                                PeopleSoft
OTHER CORPORATIONS                             Oppenheimer                                  Platinum Technology
------------------                             Royal Bank of Canada                         SAP
Avery Dennison                                                                              Sun Microsystems
Bayer
Boeing                                         BUSINESS SCHOOLS
British Telecommunications                     ----------------
Cargill                                        Dartmouth
General Electric                               Duke
Pitney Bowes                                   Harvard
Sears                                          Stanford
Staples                                        University of Florida
                                               University of Southern California
                                               University of Texas
                                               Yale

     At December 31, 1999, approximately 60% of our annualized contract value for Web-based products came from customers in the professional services and financial services sectors, which have been the traditional customers for business information products. The remaining 40% of our annualized contract value at December 31, 1999 for Web-based products represented customers in sectors that have not historically been heavy consumers of business information products. At these customers, Business Browser products are used by professionals throughout the organization, including sales, marketing, finance and management personnel, as a result of the products' ease of use and availability over the Web.

SALES AND MARKETING

     We market our products through a direct and telephonic sales force and marketing staff, which as of December 31, 1999 consisted of 96 full-time employees based at ten locations throughout the US and two locations in the UK. The sales function breaks down into two major parts:

     -    the initial sale, which is conducted by account executives

     - customer retention and growth through the sale of additional seats and upgrades, which are primarily handled by account managers

     As of December 31, 1999, we had 18 account executives and 17 account managers. Compensation for account executives and account managers is comprised of base salary plus commission. The commission component typically constitutes 50% and 40% of the compensation of account executives and account managers, respectively. We also employ a telemarketing group that assists in generating leads for the account executives. As of December 31, 1999, there were 25 members of the telemarketing group.

     Business Browser products are sold on a subscription basis, generally for a one-year period. Customers typically prepay for annual subscriptions. Typically, contracts automatically renew for the same period prior to expiration unless canceled by the client. The Business Browser product line is available at a fixed annual subscription price which declines on a per-user basis as the total number of users increases. List prices as of January 1, 2000 ranged from $21,000 per year for a single user seat to $298,000 per year for 1,000 user seats.

CUSTOMER SUPPORT

     We provide both on-site and telephone support for clients. As of December 31, 1999, we had nine field support consultants who provide assistance before and after sales are completed. For example, they assist in managing free product trials for prospective customers and expanding the availability of our products to additional users through training and rollout initiatives within an organization. They also provide technical consulting which may be requested, such as the customization of Web pages for large clients or the building of prototype applications using AppLink.

     As of December 31, 1999, we had six telephone-based customer support representatives in the US and one in the UK. These representatives operate the telephone help desk that is open from 8:00 a.m. to 8:00 p.m., local time, Monday through Friday.

WEBSITE TECHNOLOGY AND OPERATIONS

     The OneSource on-line site is located at a dedicated hosting facility managed by GTE/BBN Internetworking. It is a node on the GTE/BBN Internet backbone. The system is available 24 hours a day, seven days a week.

     The engineering team closely monitors the usage, delivery performance and availability of the system. Particular attention is paid to individual product usage, relative levels of customer activity, speed of data retrieval and delivery, peak usage figures, uptime statistics and power requirements.

COMPETITION

     The business information services industry is intensely competitive. We face direct or indirect competition from numerous companies.

     - large, well-established business and financial information providers such as Dow Jones, Dialog, Lexis-Nexis, Pearson, Reuters, Factiva, Thomson, Primark and McGraw-Hill

     - on-line information services or Websites targeted to specific markets or applications, such as NewsEdge, Factset and Bloomberg

     - providers of sales, marketing and credit information such as Dun & Bradstreet

     - Web retrieval, Web "portal" companies and other free or low-cost mass market on-line services such as Excite, Infoseek, Lycos, Yahoo! and AOL/Netscape

     - free or low-cost specialized business and financial information Websites such as Hoovers.com, Marketwatch.com, Multex.com and TheStreet.com

     The principal competitive factors in our industry are availability of comprehensive and integrated business and financial information, ease of use, support and training required and price/performance characteristics.

EMPLOYEES

     We had 231 full-time employees as of December 31, 1999, including 102 in sales and marketing, 18 in engineering, 19 in production/on-line support, 26 in finance and administration and 66 on our Global Strategic Web Applications Team. Our employees are not represented by any collective bargaining organization. We have never experienced a work stoppage and we believe our relationships with our employees are good.

ITEM 2. Properties

     OneSource's headquarters are currently in approximately 50,900 square feet of office space located in Concord, Massachusetts. The office space has been leased through 2004. We lease additional sales offices in Chicago, New York, San Francisco, Texas and Woking and London, England. OneSource believes that its existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed.

     OneSource deems the buildings, machinery and equipment used in its operations (whether owned or leased), generally to be in good condition and adequate for the purposes for which they are used.

ITEM 3. Legal Proceedings

     OneSource is not a party to any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     OneSource's common stock is traded on the NASDAQ National Market System under the symbol "ONES". Public trading of OneSource's common stock commenced on May 19, 1999.

(A) Market Price of Common Stock

     The following table sets forth the high and low closing prices as reported by the NASDAQ National Market.

                                                                          1999
                                                                   -----------------
                                                                   HIGH          LOW
                                                                   ----          ---

     May 19, 1999 - June 30, 1999...............................  $14.25        $7.22
     Third quarter ended September 30, 1999.....................   10.38         6.63
     Fourth quarter ended December 31, 1999.....................   14.00         7.50


     The quotations represent inter-dealer quotations, without adjustments for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. The number of record holders of OneSource's common stock at March 1, 2000 was 86.

(B) Use of Proceeds from Sales of Registered Securities

     OneSource has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

     In May 1999, OneSource completed an initial public offering, (the "offering") of 3,636,000 shares of its common stock, of which 2,500,000 shares were issued and sold by OneSource and 1,136,000 shares were issued and sold by certain stockholders of OneSource.

     The net proceeds to OneSource from the Offering, after deducting underwriting discounts and commissions and other offering expenses was approximately $27.0 million.

     The net proceeds from the Offering, less $6.8 million used to payoff long-term debt and $7.6 million used to acquire Corporate Technology have been invested in interest bearing, investment grade securities.

(C) Recent Sales of Unregistered Securities

     During the year ended December 31, 1999, OneSource issued the following securities that were not registered under the Securities Act of 1933, as amended:

GRANTS OF STOCK OPTIONS

     In February 1999, OneSource granted options to purchase 40,700 shares of its common stock at an exercise price of $2.19 per share, 30,525 shares of its common stock at an exercise price of $5.90 per share and 329,467 shares of its common stock at an exercise price of $9.93 per share.

EXERCISE OF STOCK OPTIONS

     From January 1, 1999 to December 31, 1999, OneSource issued 415,538 shares of its common stock at exercise prices ranging from $0.12 to $2.18 for an aggregate purchase price of approximately $419,000 pursuant to the exercise of employee stock options.

     No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Rule 701 promulgated thereunder. All shares issuable upon exercise of stock options have been registered by OneSource on a Registration Statement on Form S-8.

ITEM 6. Selected Consolidated Financial and Operating Data

     The following historical selected consolidated financial and operating data has been derived from audited Consolidated Financial Statements for each of the five years in the period ended December 31, 1999. The following consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                                Year ended December 31,
                                                   ----------------------------------------------------------------------------
                                                      1999             1998             1997             1996             1995
                                                      ----             ----             ----             ----             ----
                                                                          (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:(1)
     Web-based product .........................   $ 31,822         $ 16,058         $  3,312         $     15         $     --
     CD Rom product ............................      3,726           14,370           27,072           30,419           28,957
                                                   --------         --------         --------         --------         --------
                                                     35,548           30,428           30,384           30,434           28,957
                                                   --------         --------         --------         --------         --------
Cost of revenues:
     Web-based product .........................     13,143            7,863            2,401              295               --
     CD Rom product ............................      1,666            5,792           10,444           12,244           11,520
                                                   --------         --------         --------         --------         --------
                                                     14,809           13,655           12,845           12,539           11,520
                                                   --------         --------         --------         --------         --------
     Gross profit ..............................     20,739           16,773           17,539           17,895           17,437
                                                   --------         --------         --------         --------         --------
Operating expenses:
     Selling and marketing .....................     13,254           11,577            9,167            8,572            8,705
     Platform and product development ..........      7,996            6,313            6,375            7,252            6,585
     General and administrative ................      5,474            3,847            3,401            3,664            5,163
     Amortization of intangible assets .........        376               --               --               --               --
                                                   --------         --------         --------         --------         --------
          Total operating expenses .............     27,100           21,737           18,943           19,488           20,453
                                                   --------         --------         --------         --------         --------
          Loss from operations .................     (6,361)          (4,964)          (1,404)          (1,593)          (3,016)
Interest income (expense), net .................         47             (595)            (930)            (733)            (633)
Gain on sale of product line ...................         --           12,797              501               --               --
Other income ...................................      2,000               --               --              393               --
                                                   --------         --------         --------         --------         --------
          Income (loss) before income taxes.....     (4,314)           7,238           (1,833)          (1,933)          (3,649)
Provision for income taxes .....................        133              250               --               --               --
                                                   --------         --------         --------         --------         --------
          Net income (loss) ....................     (4,447)           6,988           (1,833)          (1,933)          (3,649)
Less: income attributable to Class P
  common stock .................................         --            1,367              414              335              104
                                                   --------         --------         --------         --------         --------
          Net income (loss) attributable to
            common stock .......................   $ (4,447)        $  5,621         $ (2,247)        $ (2,268)        $ (3,753)
                                                   ========         ========         ========         ========         ========
Earnings (loss) per share:(2)
Class P common stock:
     Basic and diluted earnings
       per share ...............................         --         $   1.91         $   0.57         $   0.47         $   0.14
     Weighted average Class P
       common shares outstanding ...............         --              718              718              719              723
Common stock:
     Basic earnings (loss) per share ...........   $  (0.50)        $   0.85         $  (0.34)        $  (0.35)        $  (0.57)
     Diluted earnings (loss) per share .........   $  (0.50)        $   0.59         $  (0.34)        $  (0.35)        $  (0.57)
     Weighted average common
       shares outstanding:
          Basic ................................      8,822            6,641            6,545            6,487            6,523
          Diluted ..............................      8,822            9,563            6,545            6,487            6,523
Pro forma loss per share:(2)
     Basic and diluted .........................   $  (0.48)
     Weighted average common
       shares outstanding:
          Basic and diluted ....................      9,200

                                                                              December 31,
                                            ----------------------------------------------------------------------------
                                               1999             1998             1997             1996             1995
                                               ----             ----             ----             ----             ----
                                                            (In thousands, except number of customers data)
BALANCE SHEET DATA:
Cash and cash equivalents ...............   $ 13,598         $  8,665         $    341         $    535         $    966
Working capital (deficit) ...............       (691)          (2,118)          (9,792)          (8,803)          (7,499)
Total assets ............................     49,698           27,646           16,644           16,934           16,567
Total debt (including capital
  lease obligations) ....................        234            6,936            8,171            6,661            6,223
Deferred revenues .......................     24,222           18,022           15,748           15,419           14,160
Total stockholders' equity (deficit).....     13,363           (6,311)         (13,613)         (11,827)          (9,757)

OTHER DATA FOR WEB-BASED PRODUCTS:
Annualized contract value(3) ............   $ 38,743         $ 25,920         $  8,973         $    412               --
Number of customers .....................        583              445              233               11               --
Average annualized contract value
  per customer ..........................   $   66.5         $   58.2         $   38.5         $   37.4               --

(1) In 1997 and 1998, OneSource divested two CD Rom product lines. Revenues attributable to these divested product lines, which are included in the statement of operations data through the divestiture date, were $2.6 million, $6.3 million, $6.4 million and $6.0 million in the years ended December 31, 1998, 1997, 1996 and 1995, respectively.

(2) You should read Notes 2 and 7 to the Consolidated Financial Statements for further description of the calculation of these items.

(3) Annualized contract value represents the invoiced fees for one month for all customer contracts for Web-based products in effect at the measurement date, multiplied by 12, without regard to the actual remaining duration of such contracts. For more information regarding annualized contract value, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Annualized Contract Value."



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This section should be read in conjunction with the Selected Consolidated Financial and Operating Data and OneSource's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

     The following discussion contains forward-looking statements that involve risks and uncertainties. OneSource makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 7 under "Factors that May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words "anticipates," "believes,"

"expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

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

     On October 1, 1999, OneSource acquired Corporate Technology a Delaware corporation located in Woburn, Massachusetts. Corporate Technology is a provider of high technology company profiles with a focus on emerging private companies. Pursuant to the terms of an Agreement and Plan of Merger, the consideration paid by OneSource was $7.6 million in cash. A portion of the cash consideration is being held in escrow to be released in accordance with the Agreement and Plan of Merger and an Escrow Agreement. For financial statement purposes, this acquisition was accounted for as a purchase and, accordingly, the results of operations of Corporate Technology subsequent to October 1, 1999 have been included in OneSource's consolidated statements of operations. Prior to being acquired, Corporate Technology had revenues of $4.4 million and $4.9 million in the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively.

     In May 1998, we sold our CD-Insurance division to allow us to focus more completely on our new Web-based product line. We recognized a gain of $12.8 million on this sale during 1998. In addition, in connection with the disposition, we licensed certain of our CD Rom software to the acquirer in exchange for $4.0 million of license fees. These license fees will be paid in eight equal quarterly installments beginning January 1, 1999 and running through December 31, 2000 and will be recognized ratably as other income. For the year ended December 31, 1999, OneSource recorded $2.0 million of other income related to the software license agreement.

     Our revenues for both CD Rom and Web-based products consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products increased 43% to $22.8 million as of December 31, 1999 from $15.9 million as of December 31, 1998 and increased 375% from $4.8 million as of December 31, 1997.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by each line item in OneSource's consolidated statement of operations. We can give no assurance that the indicated trends in revenues or operating results will continue in the future.

                                                       Year ended December 31,
                                                   --------------------------------
                                                   1999          1998          1997
                                                   ----          ----          ----
                                                    (Percentage of total revenues)

Revenues:
     Web-based product ....................          90%           53%           11%
     CD Rom product .......................          10            47            89
                                                   ----          ----          ----
          Total revenues ..................         100           100           100
                                                   ----          ----          ----

Cost of revenues:
     Web-based product ....................          37            26             8
     CD Rom product .......................           5            19            34
                                                   ----          ----          ----
          Total cost of revenues ..........          42            45            42
                                                   ----          ----          ----

Gross profit ..............................          58            55            58

Operating expenses:
     Selling and marketing ................          37            38            30
     Platform and product development .....          23            21            21
     General and administrative ...........          15            12            11
     Amortization of intangible assets.....           1            --            --
                                                   ----          ----          ----

Loss from operations ......................         (18)          (16)           (4)
Interest expense, net .....................          --            (2)           (3)
Gain on sale of product line ..............          --            42             1
Other income ..............................           6            --            --
                                                   ----          ----          ----

Income (loss) before income taxes .........         (12)           24            (6)
Provision for income taxes ................          --             1            --
                                                   ----          ----          ----
Net income (loss) .........................         (12)%          23%           (6)%
                                                   ====          ====          ====



COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     Revenues. Total revenues increased 17% to $35.5 million for the year ended December 31, 1999 from $30.4 million for the year ended December 31, 1998. In May 1998, OneSource sold its CD-Insurance division. Revenues from this product line were $2.6 million for the year ended December 31, 1998. On October 1, 1999, OneSource acquired Corporate Technology; thereafter, revenues for the year ended December 31, 1999 include $1.0 million of revenue recognized from products and customers related to the acquired Corporate Technology business. Excluding the CD-Insurance division and Corporate Technology revenues, total revenues for the year ended December 31, 1999 increased by 24%.

     Web-based product revenues increased by 98% to $31.8 million for the year ended December 31, 1999 from $16.1 million for the year ended December 31, 1998. The increase was attributable to new customers, an increase in the number of user seats purchased by existing customers and the sale of new products to existing customers. At the same time, CD Rom product revenues decreased by 74% to $3.7 million in 1999 from

$14.4 million in 1998 as OneSource continued its transition away from its legacy CD Rom business.

     Cost of Revenues. Total cost of revenues increased 8% to $14.8 million for the year ended December 31, 1999 from $13.7 million for the year ended December 31, 1998. As a percentage of total revenues, total cost of revenues decreased to 42% in 1999 from 45% in 1998. The decrease in total cost of revenues percentage was principally due to a decreased effective royalty rate for our Web-based products, which resulted from the renegotiation of some information provider agreements to lower royalty rates and contracts where effective royalty rates decline as the number of seats sold to a customer increase.

     Cost of Web-based product revenues increased 67% to $13.1 million for the year ended December 31, 1999 from $7.9 million for the year ended December 31, 1998. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 41% in 1999 from 49% in 1998, due to an increase in our customer base as well as more favorable royalty rates.

     Cost of CD Rom product revenues decreased 71% to $1.7 million for the year ended December 31, 1999 from $5.8 million for the year ended December 31, 1998. This decrease was due to lower revenues reflecting our shift away from the CD Rom product line. As a percentage of CD Rom product revenues, cost of CD Rom product revenues increased to 45% in 1999 from 40% in 1998.

     Selling and Marketing Expense. Selling and marketing expense increased 14% to $13.3 million for the year ended December 31, 1999 from $11.6 million for the year ended December 31, 1998 principally due to increased headcount and expenses incurred to hire and train new sales personnel in connection with our Business Browser product line. Selling and marketing expense decreased as a percentage of total revenues to 37% in 1999 from 38% in 1998. We expect sales and marketing expenses to increase as we continue to hire additional sales personnel.

     Platform and Product Development Expense. Platform and product development expense increased 27% to $8.0 million for the year ended December 31, 1999 from $6.3 million for the year ended December 31, 1998. As a percentage of total revenues, platform and product development expense increased from 21% to 22%. The increase was due principally to additional headcount to meet new product demands.

     General and Administrative Expense. General and administrative expense increased 42% to $5.5 million for the year ended December 31, 1999 from $3.8 million for the year ended December 31, 1998. The increase primarily relates to payments to terminate certain arrangements upon the completion of our initial public offering in May 1999. These expenses included termination fees of $0.5 million to each of William Blair Venture Partners III Limited Partnership and an affiliate of Information Partners Capital Fund, L.P. in connection with our public offering, financial advisory fees of $0.2 million and relocation expenses of our headquarters of $0.1 million. General and administrative expense increased as a percentage of total revenues to 15% in 1999 from 12% in 1998.

     Amortization of Intangible Assets. Amortization of intangible assets expense for the year ended December 31, 1999 was $0.4 million. The increase is the result of the acquisition of Corporate Technology in October 1999 and the associated amortization of intangible assets acquired as part of that transaction.

     Interest Income, Net. Interest income, net of interest expense, was $47,000 for the year ended December 31, 1999 compared to $595,000 of net interest expense for the year ended December 31, 1998. This increase is primarily due to an increase in interest income related to the invested cash balance from the initial public offering proceeds and the sale of the CD-Insurance division, as well as a reduction in interest expense following the payoff of long-term debt in May 1999. OneSource recognized a one-time expense of $0.3 million relating to the unamortized portion of the original issue discount when we paid the outstanding balance on long-term debt in the principal amount of $6.3 million from the proceeds of our initial public offering.

     Other Income. Other income increased $2.0 million for the year ended December 31, 1999 and was attributable to revenues from a software license agreement entered in connection with the sale of our CD-Insurance division.

     Gain on Sale of Product Line. As the result of the sale of the CD-Insurance division, we recorded a gain of $12.8 million for the year ended December 31, 1998.

     Provision for Income Taxes. The provision for income taxes for the year ended December 31, 1999 was $133,000 and related to amounts due for state and franchise taxes. The provision for income taxes for the year ended December 31, 1998 was $250,000 and related to the gain on the sale of the CD-Insurance division.

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     Revenues. Total revenues remained at approximately the same level of $30.4 million for each of the years ended December 31, 1998 and 1997. In May 1998, OneSource sold its CD-Insurance division. Revenues from this product line were $2.6 million for the year ended December 31, 1998 compared to $6.6 million for the year ended December 31, 1997. Excluding these revenues from total revenues for each period, total revenues for the year ended December 31, 1998 increased by 17%.

     Web-based product revenues increased by 385% to $16.1 million for the year ended December 31, 1998 from $3.3 million for the year ended December 31, 1997. The increase was attributable to new customers, an increase in the number of user seats purchased by existing customers and the sale of new products to existing customers. At the same time, CD Rom product revenues decreased by 47% to $14.4 million in 1998 from $27.1 million in 1997 as OneSource continued its transition away from its legacy CD Rom business.

     Cost of Revenues. Total cost of revenues increased 6% to $13.7 million for the year ended December 31, 1998 from $12.8 million for the year ended December 31, 1997. As a percentage of total revenues, total cost of revenues increased to 45% in 1998 from 42% in 1997. The increase in total cost of revenues was principally due to increased royalty expense for our Web-based products. It was offset partially by a decrease in our costs of revenues relating to the CD Rom product line.

     Cost of Web-based product revenues increased 227% to $7.9 million for the year ended December 31, 1998 from $2.4 million for the year ended December 31, 1997. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 49% in 1998 from 72% in 1997, due to an increase in our customer base. Royalty expense increased as a result of growth in Business Browser product line revenues and number of user seats sold.

     Cost of CD Rom product revenues decreased 45% to $5.8 million for the year ended December 31, 1998 from $10.4 million for the year ended December 31, 1997. This decrease was due to decreased revenues reflecting our shift away from the CD Rom product line. As a percentage of CD Rom product revenues, cost of CD Rom product revenues increased to 40% in 1998 from 39% in 1997.

     Selling and Marketing Expense. Selling and marketing expense increased 26% to $11.6 million for the year ended December 31, 1998 from $9.2 million for the year ended December 31, 1997 principally due to increased expenses incurred to hire new sales personnel and to train new and existing personnel in connection with our transition to our new Business Browser product line. Selling and marketing expense increased as a percentage of total revenues to 38% in 1998 from 30% in 1997.

     Platform and Product Development Expense. Platform and product development expense decreased 1% to $6.3 million for the year ended December 31, 1998 from $6.4 million for the year ended December 31, 1997, although as a percentage of total revenues it remained constant at 21%. The decrease was due principally to the decrease in salary expense resulting from the elimination of CD-Insurance product development staff in May 1998 upon the sale of that division and the elimination of several CD Rom product management positions. This decrease in salary expense was offset by increased headcount in the Global Strategic Web Applications Team to meet new product demands.

     General and Administrative Expense. General and administrative expense increased 13% to $3.8 million for the year ended December 31, 1998 from $3.4 million for the year ended December 31, 1997 principally due to increased headcount in management information systems and human resources for infrastructure required to accommodate the growth in our business. General and administrative expense increased as a percentage of total revenues to 12% in 1998 from 11% in 1997.

     Interest Expense, Net. Interest expense, net of interest income, decreased 36% to $0.6 million for the year ended December 31, 1998 from $0.9 million for the year ended December 31, 1997 due to an increase in interest income related to invested cash balances from the sale of the CD-Insurance division line in May 1998.

     Gain on Sale of Product Line. As a result of the sale of the CD-Insurance division, we recorded a gain of $12.8 million. This gain reflects cash proceeds received of $11.0 million together with recognition of deferred revenues of $3.1 million and $0.6 million of deferred subscription costs due to the transfer of related service obligations, net of transaction related expenses.

     Provision for Income Taxes. The provision for income taxes for the year ended December 31, 1998 was $0.3 million and is directly related to the gain on the sale of the CD-Insurance division. Although the gain on the sale created significant taxable income for 1998, such gain was largely offset by utilizing our net operating loss carryforwards.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following tables set forth a summary of OneSource's unaudited quarterly operating results for each of the eight quarters in the two-year period ended December 31, 1999. This information has been derived from unaudited interim consolidated financial statements that, in the opinion of management, have been prepared on a basis consistent with the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with OneSource's Consolidated Financial Statements and the Notes thereto. Our operating results for any quarter are not necessarily indicative of results for any future period.

                                                                             Quarter ended
                                      ---------------------------------------------------------------------------------------------
                                                          1999                                            1998
                                      --------------------------------------------    --------------------------------------------
                                      Dec. 31,    Sept. 30,   June 30,    Mar. 31,    Dec. 31,    Sept. 30,   June 30,    Mar. 31,
                                      --------    ---------   --------    --------    --------    ---------   --------    --------
STATEMENT OF OPERATIONS DATA:                                                (In thousands)
Revenues:
   Web-based product ................ $  9,023    $  8,383    $  7,513    $  6,903    $  5,532    $  4,479    $  3,419    $  2,628
   CD Rom product ...................    1,284         335         867       1,240       2,050       2,725       4,273       5,322
                                      --------    --------    --------    --------    --------    --------    --------    --------
Total revenues ......................   10,307       8,718       8,380       8,143       7,582       7,204       7,692       7,950
                                      --------    --------    --------    --------    --------    --------    --------    --------
Cost of revenues:
   Web-based product ................    3,376       3,466       3,331       2,970       2,634       2,070       1,872       1,287
   CD Rom product ...................      628         197         354         487       1,011       1,159       1,643       1,979
                                      --------    --------    --------    --------    --------    --------    --------    --------
Total cost of revenues ..............    4,004       3,663       3,685       3,457       3,645       3,229       3,515       3,266
                                      --------    --------    --------    --------    --------    --------    --------    --------
Gross profit ........................    6,303       5,055       4,695       4,686       3,937       3,975       4,177       4,684
                                      --------    --------    --------    --------    --------    --------    --------    --------
Operating expenses:
   Selling and marketing ............    4,049       3,284       2,994       2,927       3,015       2,861       2,904       2,797
   Platform and product development..    2,257       2,074       1,947       1,718       1,586       1,638       1,528       1,561
   General and administrative .......    1,289       1,068       2,257         860         942         897       1,051         957
   Amortization of intangible assets.      376          --          --          --          --          --          --          --
                                      --------    --------    --------    --------    --------    --------    --------    --------
        Total operating expenses ....    7,971       6,426       7,198       5,505       5,543       5,396       5,483       5,315
                                      --------    --------    --------    --------    --------    --------    --------    --------
Loss from operations ................ $ (1,668)   $ (1,371)   $ (2,503)   $   (819)   $ (1,606)   $ (1,421)   $ (1,306)   $   (631)
                                      ========    ========    ========    ========    ========    ========    ========    ========



                                                                     (Percentage of total revenues)
Revenues:
   Web-based product ................       88%         96%         90%         85%         73%         62%         44%         33%
   CD Rom product ...................       12           4          10          15          27          38          56          67
                                      --------    --------    --------    --------    --------    --------    --------    --------
Total revenues ......................      100         100         100         100         100         100         100         100
                                      --------    --------    --------    --------    --------    --------    --------    --------
Cost of revenues:
   Web-based product ................       33          40          40          36          35          29          24          16
   CD Rom product ...................        6           2           4           6          13          16          22          25
                                      --------    --------    --------    --------    --------    --------    --------    --------
Total cost of revenues ..............       39          42          44          42          48          45          46          41
                                      --------    --------    --------    --------    --------    --------    --------    --------
Gross profit ........................       61          58          56          58          52          55          54          59
                                      --------    --------    --------    --------    --------    --------    --------    --------
Operating expenses:
   Selling and marketing ............       39          38          36          36          40          40          38          35
   Platform and product development..       22          24          23          21          21          23          20          20
   General and administrative .......       12          12          27          ll          12          12          13          12
   Amortization of intangible assets.        4          --          --          --          --          --          --          --
                                      --------    --------    --------    --------    --------    --------    --------    --------
        Total operating expenses ....       77          74          86          68          73          75          71          67
                                      --------    --------    --------    --------    --------    --------    --------    --------
Loss from operations ................      (16)%       (16)%       (30)%       (10)%       (21)%       (20)%       (17)%        (8)%
                                      ========    ========    ========    ========    ========    ========    ========    ========



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

     In calculating annualized contract value, we include only those contracts where the customer has actually been invoiced. Since amounts invoiced are included in deferred revenues on our balance sheet for all customer contracts with terms extending beyond the month of invoice, this demonstrates that annualized contract value is based on actual customer contracts reflected in our historical financial statements. To compute annualized contract value, we multiply by twelve the total amount of fees invoiced for one month and included in deferred revenues. Annualized contract value is not intended to be an absolute indicator of future revenues. We only annualize existing, invoiced contracts, but we do so without regard to the remaining term of those contracts. Most of our contracts are for 12 months, but as of the date that we calculate annualized contract value the remaining term of nearly all of our contracts will be less than 12 months. If a customer fails to pay its invoiced fees or terminates the contract or if we are unable to renew a contract, our revenues in subsequent periods may be less than expected based solely on annualized contract values. Conversely, if we add additional customers or renew existing contracts at higher rates, our revenues in future periods may exceed expectations based solely on annualized contract value.

     The calculation of annualized contract value for our Web-based products is illustrated below:

                                                 ONE MONTH
                                                OF INVOICED
                                 WEB-BASED        FEES IN
                                 DEFERRED         DEFERRED          ANNUALIZED
MEASUREMENT DATE                 REVENUES         REVENUES        CONTRACT VALUE
----------------                 ---------       -----------      --------------
                                               (In thousands)
December 31, 1998.............   $ 15,935          $2,160.0           $25,920
December 31, 1999.............     22,781           3,228.6            38,743

     We have increased annualized contract value attributable to Web-based products 49% to $38.7 million as of December 31, 1999 from $25.9 million as of December 31, 1998. The number of Web-based customers has increased 31% to 583 at December 31, 1999 from 445 at December 31, 1998. At the same time, the average annualized contract value of all Web-based product customers has increased 14% to $66,500 per customer at December 31, 1999 from $58,200 per customer at December 31, 1998. This growth was attributable to an increase in the number of user seats purchased by customers and the addition of new products.

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

     Our cash and cash equivalents totaled $13.6 million at December 31, 1999, compared to $8.7 million at December 31, 1998, an increase of $4.9 million primarily due to the receipt of net proceeds of $26.9 million from our initial public offering in May 1999, less funds used to acquire Corporate Technology and to retire outstanding long-term debt.

     Net cash used in operating activities was $0.6 million for the year ended December 31, 1999, as compared to net cash provided by operating activities of $1.2 million for the year ended December 31, 1998.

     Net cash used in investing activities was $11.1 million for the year ended December 31, 1999, as compared to net cash provided by investing activities of $9.0 million for the year ended December 31, 1998. Cash used in investing activities was primarily from the acquisition of Corporate Technology for $7.6 million and purchases of property and equipment for $2.8 million during the year ended December 31, 1999. Cash generated in investing activities for the year ended December 31, 1998 reflects net cash proceeds from the sale of our CD-Insurance division.

     Net cash provided by financing activities was $16.7 million for the year ended December 31, 1999, as compared to net cash used by financing activities of $2.0 million for the year ended December 31, 1998. Net cash provided by financing activities in 1999 primarily consisted of net proceeds from the sale of common stock in our initial public offering, offset in part by the repurchase and retirement of common stock, repayments of debt and capital lease obligations. Net cash used in financing activities in 1998 reflected primarily repayments of our line of credit and capital lease obligations.

     We do not currently have a line of credit but intend to enter into a revolving line of credit for letters of credit and general working capital.

     We believe that the net proceeds from our initial public offering, together with our current cash and cash equivalents and funds anticipated to be generated from operations, will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No.133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains, or losses, depends on the intended use of the derivative and its resulting designation. In June 1999, the FASB issued SFAS No. 137 that defers the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management believes the effect of adoption SFAS No. 133 will not have a significant impact on its financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. OneSource will adopt SAB No. 101 as required in the first quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. OneSource's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those set forth in the following risk factors and elsewhere in this Annual Report on Form 10-K. In addition to the other information included or incorporated by reference in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating OneSource and its business.

     ONESOURCE MAY NOT BE ABLE TO RETAIN KEY EMPLOYEES OF CORPORATE TECHNOLOGY. Key founders and some employees of Corporate Technology, several of whom were large stockholders, received a substantial cash payment upon closing of the acquisition. In certain cases, these individuals may be financially independent. Additionally, startup and other companies will seek out these individuals due to the financial result they have achieved for Corporate Technology. Under the circumstances, OneSource faces a difficult and significant task of retaining and motivating the key personnel of Corporate Technology to stay committed to OneSource.

     WE WILL INCUR SUBSTANTIAL CHARGES AGAINST EARNINGS IN CONNECTION WITH THE ACQUISITION OF CORPORATE TECHNOLOGY.

Significant merger-related charges against earnings increased OneSource's losses in the fourth quarter of fiscal year 1999 and during the post-merger integration period. We expect to incur charges of approximately $0.5 million in connection with the acquisition that relate to other integration costs. These costs may be higher than we anticipate. In addition, we may incur other unanticipated acquisition costs. These costs may delay the anticipated benefits of the acquisition. Nonrecurring expenses will be recorded in the period incurred.

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

     OUR BUSINESS BROWSER PRODUCTS HAVE NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998 and $6.4 million for the year ended December 31, 1999. In addition, we have not reached the critical mass of users of Web-based products, which we believe is necessary to leverage effectively our royalty payments and infrastructure expenses to become profitable. As of December 31, 1999, we had an accumulated deficit of $14.9 million.

     WE RELY ON OUR BUSINESS BROWSER PRODUCT LINE, AND WE WILL NOT SUCCEED UNLESS DEMAND FOR OUR BUSINESS BROWSER PRODUCTS CONTINUES TO GROW. Subscription revenues from our Business Browser product line accounted for 90% of total revenues in 1999, 53% of total revenues in 1998 and 11% in 1997. These subscription revenues accounted for 97% of our total annualized contract value at the end of 1999, 83% at the end of 1998 and 29% at the end of 1997. We have phased out CD Rom products that are not part of the Business Browser product line. As a result, our future financial condition will depend heavily on the success or failure of our Business Browser product line. Business Browser products were introduced in December 1996 and it is difficult to predict demand and market acceptance for these products in the new and rapidly evolving Web-based business information services market. If the demand for Business Browser products does not grow, whether due to competition, lack of market acceptance, failure of Internet or Web use to grow in general, technological change or other factors, our business would suffer significantly.

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

     COMPETITION IN OUR INDUSTRY IS INTENSE AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO; THIS COMPETITION MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. The business information services industry is intensely competitive. We face direct or indirect competition from the following types of companies:

     - large, well-established business and financial information providers such as Dow Jones, Dialog, Lexis-Nexis, Pearson, Reuters, Factiva, Thomson, Primark and McGraw-Hill

     - on-line information services or Websites targeted to specific markets or applications, such as NewsEdge, Factset and Bloomberg

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

     IF OUR INFORMATION PROVIDERS STOPPED DOING BUSINESS WITH US, WE COULD NOT CONTINUE TO SELL BUSINESS BROWSER. We do not own or create all of the original content distributed through our products. We depend significantly on information providers to supply information and data feeds to us on a timely basis. Our products could experience interruptions due to any failure or delay in the transmission or receipt of this information.

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

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

     OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. However, our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the years ended December 31, 1999 and 1998.

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

ITEM 8. Financial Statements and Supplementary Data

     OneSource's Consolidated Financial Statements and Schedules and the Reports of Independent Accountants, are set forth beginning on page F-1 of Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to the section entitled "Occupations of Directors and Executive Officers" of OneSource's Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

ITEM 11. Executive Compensation

     The information required by this Item is incorporated by reference to the section entitled "Compensation and Other Information Concerning Directors and Executive Officers" of OneSource's Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference to the section entitled "Securities Ownership of Certain Beneficial Owners and Management" of OneSource's Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

ITEM 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of OneSource's Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)   Documents filed as part of this report:

     The following Consolidated Financial Statements and Schedules and the Reports of the Independent Accountants are filed herein:

(1.) Financial Statements:

Index to Consolidated Financial Statements:

                                                                                      PAGE
                                                                                      ----
Report of Independent Accountants                                                      F-1
Consolidated Balance Sheets at December 31, 1999 and 1998                              F-2
Consolidated Statement of Operations for the years ended December 31,
1999, 1998 and 1997                                                                    F-3
Consolidated Statement of Stockholders' Equity (Deficit) for the years
ended December 31, 1999, 1998 and 1997                                                 F-4
Consolidated Statement of Cash Flows for the years ended December 31,
1999, 1998 and 1997                                                                    F-5
Notes to Consolidated Financial Statements                                          F-6 to F-21


(2.) Financial Statement Schedules:

                                                                                      Page
                                                                                      ----

Report of Independent Accountants on Financial Statement Schedules                    S-1
Schedule II - Valuation and Qualifying Accounts                                       S-2

     See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report. All other financial statement schedules are omitted because they are not required, are inapplicable or the information has been included elsewhere in the financial statements or notes thereto.

     (b)   Reports on Form 8-K

     A report on Form 8-K was filed on October 8, 1999. A report on Form 8-K/A was filed on December 13, 1999. Included in these reports were the following financial statements and pro forma financial information:

(1.) Financial Statements Of Corporate Technology Information Services, Inc.

     The following financial statements required by Item 7 with respect to the Registrant's acquisition of Corporate Technology Information Services, Inc. were filed as part of this report:

Report of Independent Accountants
Balance Sheets as of March 31, 1999 and September 30, 1999 (unaudited) Statement of Operations for the year ended March 31, 1999 and for the six months ended September 30, 1998 and 1999 (unaudited) Statement of Stockholders' Deficit for the year ended March 31, 1999 and for the six months ended September 30, 1999 (unaudited)
Statement of Cash Flows for the year ended March 31, 1999 and for the six months ended September 30, 1998 and 1999 (unaudited) Notes to Financial Statements

(2.) Pro Forma Financial Information

     The following pro forma financial information of OneSource Information Services, Inc. required by Item 7 with respect to the Registrant's acquisition of Corporate Technology Information Services, Inc. were filed as part of this report:

Unaudited Pro forma Condensed Balance Sheet as of September 30, 1999 Unaudited Pro forma Condensed Statement of Operations for the year ended December 31, 1998
Unaudited Pro forma Condensed Statement of Operations for the nine months ended September 30, 1999
Notes to Unaudited Pro forma Condensed Financial Statements

     OneSource hereby files as part of this Form 10-K the exhibits listed below. Exhibits that are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the Securities and Exchange Commission in Washington, D.C., New York, New York and Chicago, Illinois. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference rooms. Securities and Exchange Commission filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at HTTP://WWW.SEC.GOV.

Exhibit No.         Description
-----------         -----------
2.01                Agreement and Plan of Merger dated September 8, 1999 by and between the Registrant and Corporate Technology Information
                    Services, Inc. (filed as Exhibit 2.1 to Form 8-K dated
                    September 8, 1999, No. 000-25849 and incorporated herein by reference).
2.02                Escrow Agreement dated September 8, 1999 by and among the
                    Registrant, Corporate Technology Information Services, Inc.,
                    Andrew Campbell and Citizens Bank of Massachusetts (filed as
                    Exhibit 2.2 to Form 8-K dated September 8, 1999, No.
                    000-25849 and incorporated herein by reference).
3.01                Second Amended and Restated Certificate of Incorporation of
                    the Registrant (filed as Exhibit 3.02 to the Registration
                    Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
3.02                Second Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.04 to the Registration Statement on Form S-1,
                    No. 333-73263 and incorporated herein by reference).
10.01*              1993 Stock Purchase and Option Plan (filed as Exhibit 10.01 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10.02*              1999 Stock Option and Incentive Plan (filed as Exhibit 10.02 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10.03*              1999 Employee Stock Purchase Plan (filed as Exhibit 10.03 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10.04               Registration Agreement dated September 8, 1993 (filed as
                    Exhibit 10.04 to the Registration Statement on Form S-1, No.
                    333-73263 and incorporated herein by reference).
10.05               Lease dated January 20, 1999 by and between the Registrant and 300 Baker Avenue Associates, Limited Partnership (filed as Exhibit 10.12 to the Registration Statement on Form S-1,
                    No. 333-73263 and incorporated herein by reference).
10.06               Agreement and Plan of Merger dated February 26, 1999 by and between the Registrant and OneSource Holding Corporation
                    (filed as Exhibit 10.13 to the Registration Statement on
                    Form S-1, No. 333-73263 and incorporated herein by reference).
10.07               Stock Purchase Agreement dated September 8, 1993 (filed as
                    Exhibit 10.08 to the Registration Statement on Form S-1, No.
                    333-73263 and incorporated herein by reference).
10.08               Form of Management Stock Purchase Agreement (filed as
                    Exhibit 10.09 to the Registration Statement on Form S-1, No.
                    333-73263 and incorporated herein by reference).
10.09               Stock Purchase Agreement dated August 3, 1993, by and among
                    Lotus Development Corporation, Datext, Inc. and Datext
                    Holding Corporation (filed as Exhibit 10.10 to the
                    Registration Statement
                    on Form S-1, No. 333-73263 and incorporated herein by reference).
10.10               Form of Fee Termination Agreement (filed as Exhibit 10.16 to the Registration Statement on Form S-1, No. 333-73263 and incorporate herein by reference).
10.11               Stock Redemption Agreement dated April 21, 1999 (filed as
                    Exhibit 10.17 to the Registration Statement on Form S-1, No.
                    333-73263 and incorporated herein by reference).
21.01               Subsidiaries of the Registrant
23.02               Consent of PricewaterhouseCoopers LLP
24.01               Power of Attorney (included in signature page)
27.01               Financial Data Schedule

* Indicates a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to item 14(c).

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ONESOURCE INFORMATION SERVICES, INC.

Date: March 29, 2000                  By: /s/ Daniel J. Schimmel
                                          --------------------------------------
                                          President and Chief Executive
                                          Officer

                        POWER OF ATTORNEY AND SIGNATURES
     The undersigned officers and directors of OneSource Information Services Inc. hereby severally constitute and appoint Daniel J. Schimmel and Roy D. Landon, and each of them singly, with full power of substitution, our true and lawful attorneys-in-fact and agents to sign for us and in our names in the capacities indicated below, any amendments to this Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable OneSource Information Services, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this report on Form 10-K.

Signature                               Title(s)                                Date
---------                               --------                                ----

/s/ Daniel J. Schimmel              President and Chief                   March 29, 2000
________________________            Executive Officer
    Daniel J. Schimmel              (principal executive officer)


/s/ Roy D. Landon                   Vice President and Chief              March 29, 2000
________________________            Financial Officer
   Roy D. Landon                    (principal financial officer)


/s/ Martin Kahn                     Director                              March 29, 2000
________________________
    Martin Kahn


/s/ David Dominik                   Director                              March 29, 2000
________________________
    David Dominik


/s/ Gregg Newmark                   Director                              March 29, 2000
________________________
    Gregg Newmark

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of OneSource Information Services, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of OneSource Information Services, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP

Boston, Massachusetts
January 28, 2000

                      ONESOURCE INFORMATION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                                                          December 31,
                                                                                  ---------------------------
                                                                                    1999               1998
                                                                                    ----               ----
                                     Assets
Current assets:
     Cash and cash equivalents .........................................          $ 13,598           $  8,665
     Accounts receivable, net of allowance for doubtful accounts of
       $348 and $300 at December 31, 1999 and 1998, respectively .......            14,420              9,621
     Restricted time deposit ...........................................               100                 --
     Deferred subscription costs .......................................             7,225              6,662
     Prepaid expenses and other current assets .........................               272                426
                                                                                  --------           --------
          Total current assets .........................................            35,615             25,374
Property and equipment, net ............................................             3,422              1,770
Intangible assets, net .................................................             9,606                 --
Restricted time deposit ................................................               603                100
Other assets ...........................................................               452                402
                                                                                  --------           --------
          Total assets .................................................          $ 49,698           $ 27,646
                                                                                  ========           ========

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Current portion of capital lease obligations ......................          $    205           $    471
     Accounts payable ..................................................             1,501                995
     Accrued expenses ..................................................             4,618              3,378
     Accrued royalties .................................................             5,760              4,626
     Deferred revenues .................................................            24,222             18,022
                                                                                  --------           --------
          Total current liabilities ....................................            36,306             27,492
Capital lease obligations, net of current portion ......................                29                233
Long-term debt .........................................................                --              6,232
                                                                                  --------           --------
          Total liabilities ............................................            36,335             33,957
                                                                                  --------           --------
Commitments (Note 14) ..................................................                --                 --
Stockholders' equity (deficit):
     Preferred stock, $0.01 par value:
       1,000,000 shares authorized; no shares issued and outstanding
       at December 31, 1999 and 1998 ...................................                --                 --
     Class P common stock, $0.01 par value:
       No shares authorized, issued or outstanding at December 31, 1999;
       1,250,000 shares authorized; 717,119 shares issued and
       outstanding at December 31, 1998 ................................                --              3,524
     Common stock, $0.01 par value:
       20,000,000 shares authorized; 10,381,109 and 6,775,313
       shares issued and 10,381,109 and 6,665,423 shares
       outstanding at December 31, 1999 and 1998, respectively .........               104                 68
     Additional paid-in capital ........................................            28,504                724
     Unearned compensation .............................................              (271)               (39)
     Accumulated deficit ...............................................           (14,891)           (10,444)
     Accumulated other comprehensive loss ..............................               (83)              (138)
     Common stock held in treasury, at cost ............................                --                 (6)
                                                                                  --------           --------
          Total stockholders' equity (deficit) .........................            13,363             (6,311)
                                                                                  --------           --------
          Total liabilities and stockholders' equity (deficit) .........          $ 49,698           $ 27,646
                                                                                  ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                                                Year ended December 31,
                                                                   ----------------------------------------------
                                                                     1999               1998               1997
                                                                     ----               ----               ----
Revenues:
     Web-based product .......................................     $ 31,822           $ 16,058           $  3,312
     CD Rom product ..........................................        3,726             14,370             27,072
                                                                   --------           --------           --------
                                                                     35,548             30,428             30,384
                                                                   --------           --------           --------
Cost of revenues:
     Web-based product .......................................       13,143              7,863              2,401
     CD Rom product ..........................................        1,666              5,792             l0,444
                                                                   --------           --------           --------
                                                                     14,809             13,655             12,845
                                                                   --------           --------           --------
     Gross profit ............................................       20,739             16,773             17,539
                                                                   --------           --------           --------
Operating expenses:
     Selling and marketing ...................................       13,254             11,577              9,167
     Platform and product development ........................        7,996              6,313              6,375
     General and administrative ..............................        5,474              3,847              3,401
     Amortization of intangible assets .......................          376                 --                 --
                                                                   --------           --------           --------
          Total operating expenses ...........................       27,100             21,737             18,943
                                                                   --------           --------           --------
          Loss from operations ...............................       (6,361)            (4,964)            (1,404)
Interest expense .............................................         (663)              (878)              (943)
Interest income ..............................................          710                283                 13
Gain on sale of product line .................................           --             12,797                501
Other income .................................................        2,000                 --                 --
                                                                   --------           --------           --------
          Income (loss) before provision for income taxes.....       (4,314)             7,238             (1,833)
Provision for income taxes ...................................          133                250                 --
                                                                   --------           --------           --------
          Net income (loss) ..................................       (4,447)             6,988             (1,833)
Less: income attributable to Class P common stock ............           --              1,367                414
                                                                   --------           --------           --------
          Net income (loss) attributable to common stock .....     $ (4,447)          $  5,621           $ (2,247)
                                                                   ========           ========           ========
Class P common stock:
     Basic and diluted earnings per share ....................           --           $   1.91           $   0.57
     Weighted average Class P common shares outstanding ......           --                718                718
Common stock:
     Basic eamings (loss) per share ..........................     $  (0.50)          $   0.85           $  (0.34)
     Diluted earnings (loss) per share .......................     $  (0.50)          $   0.59           $  (0.34)
     Weighted average common shares outstanding:
          Basic ..............................................        8,822              6,641              6,545
          Diluted ............................................        8,822              9,563              6,545
Pro forma loss per share:
     Basic and diluted .......................................     $  (0.48)
     Weighted average common shares outstanding:
          Basic and diluted ..................................        9,200

  The accompanying notes are an integral part of these consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        (In thousands, except share data)

                                                        Class P
                                                      common stock          Common stock        Additional
                                                      ------------          ------------         paid-in       Unearned
                                                   Shares   Amount       Shares      Amount      capital      compensation
                                                   ------   ------       ------      ------     ----------    ------------

Balance, December 31, 1996                       717,948    $ 3,528      6,594,572    $ 66       $   346    $        --

Comprehensive loss:
Net loss .....................................
Foreign currency translation adjustment ......
    Comprehensive loss .......................

Issuance of common stock pursuant to
exercise of options ..........................                              90,387       1            16
                                                 --------   -------     ----------    ----        ------    -----------
Balance, December 31, 1997 ...................   717,948      3,528      6,684,959      67           362             --
Comprehensive loss:
Net income ...................................
Foreign currency translation adjustment ......
    Comprehensive loss .......................

Issuance of common stock pursuant to
exercise of options ..........................                              90,354       1            22
Unearned compensation relating to
grants of stock options ......................                                                        45            (45)
Amortization of unearned compensation
relating to grants of stock options ..........                                                                        6
Compensation relating to modification of
stock options on sale of product line ........                                                       295
Reacquisition and retirement of Class P
common stock .................................      (829)        (4)
Reacquisition of common stock for
treasury .....................................
                                                 --------    ------     ----------    ----       ------     -----------
Balance, December 31, 1998 ...................   717,119      3,524      6,775,313      68          724             (39)

Comprehensive loss:
Net loss .....................................
Foreign currency translation adjustment ......
    Comprehensive loss .......................


Conversion of Class P common stock and
the preference amount to common stock ........  (717,119)    (3,524)       999,328      10         3,514
Repurchase and retirement of common
stock ........................................                            (282,209)     (3)       (3,384)
Retirement of treasury stock .................                            (109,890)     (1)           (5)
Issuance of common stock pursuant to
initial public offering, net of offering costs                           2,500,000      25        26,890
Unearned compensation relating to
grants of stock options ......................                                                       346           (346)
Amortization of unearned compensation
relating to grants of stock options ..........                                                                      114
Issuance of common stock pursuant to
exercise of options ..........................                             415,538       4           415
Issuance of common stock pursuant to
exercise of warrants .........................                              83,029       1             4
                                                -------    -------      ----------    ----       -------    -----------
Balance, December 31, 1999                           --    $    --      10,381,109    $104       $28,504    $      (271)
                                                =======    =======      ==========    ====       =======    ===========




                                                               Accumulated
                                                                  other        Treasury stock       Total
                                                 Accumulated   comprehensive   --------------    stockholders'     Comprehensive
                                                   deficit        loss        Shares    Amount  equity (deficit)   income (loss)
                                                 -----------   ----------     ------    ------  ----------------   ------------
Balance, December 31, 1996                        $ (15,599)   $   (162)       102,564   $ (6)    $ (11,827)

Comprehensive loss:
Net loss .....................................       (1,833)                                         (1,833)         $(1,833)
Foreign currency translation adjustment ......                       30                                  30               30
    Comprehensive loss .......................                                                                       -------
Issuance of common stock pursuant to                                                                                  (1,803)
exercise of options ..........................                                                           17          =======
                                                 ----------    --------      ---------   -----     --------
Balance, December 31, 1997 ...................      (17,432)       (132)       102,564     (6)      (13,613)

Comprehensive loss:
Net income ...................................        6,988                                           6,988            6,988
Foreign currency translation adjustment ......                       (6)                                 (6)              (6)
    Comprehensive loss .......................                                                                       -------
                                                                                                                       6,982
Issuance of common stock pursuant to                                                                                 =======
exercise of options ..........................                                                           23
Unearned compensation relating to
grants of stock options ......................                                                           --
Amortization of unearned compensation
relating to grants of stock options ..........                                                            6
Compensation relating to modification of
stock options on sale of product line ........                                                          295
Reacquisition and retirement of Class P
common stock .................................                                                           (4)
Reacquisition of common stock for
treasury .....................................                                   7,326     --            --
                                                 ----------    --------      ---------   -----     --------
Balance, December 31, 1998 ...................      (10,444)       (138)       109,890     (6)       (6,311)

Comprehensive loss:
Net loss .....................................       (4,447)                                         (4,447)          (4,447)
Foreign currency translation adjustment ......                       55                                  55               55
    Comprehensive loss .......................                                                                       -------
                                                                                                                      (4,392)
Conversion of Class P common stock and                                                                               =======
the preference amount to common stock ........                                                           --
Repurchase and retirement of common
stock ........................................                                                       (3,387)
Retirement of treasury stock .................                                (109,890)     6            --
Issuance of common stock pursuant to
initial public offering, net of offering costs                                                       26,915
Unearned compensation relating to
grants of stock options ......................                                                           --
Amortization of unearned compensation
relating to grants of stock options ..........                                                          114
Issuance of common stock pursuant to
exercise of options ..........................                                                          419
Issuance of common stock pursuant to
exercise of warrants .........................                                                            5
                                                  ----------    -------      ---------   -----     --------
Balance, December 31, 1999                        $ (14,891)    $   (83)            --   $  --    $  13,363
                                                   ===========  =======      =========   =====     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                             Year ended December 31,
                                                                                 -----------------------------------------------
                                                                                   1999                1998               1997
                                                                                   ----                ----               ----
Increase (Decrease) in Cash and Cash Equivalents
Cash flows relating to operating activities:
  Net income (loss) ...................................................          $ (4,447)          $  6,988           $ (1,833)
  Adjustments to reconcile net income (loss) to net cash provided
    (used) by operating activities:
    Depreciation and amortization .....................................             1,661              1,518              1,776
    Amortization of intangible assets .................................               376                 --                 --
    Amortization of unearned compensation relating to
    grants of stock options ...........................................               114                  6                 --
    Amortization of debt discount .....................................                52                121                142
    Loss on sale leaseback transaction ................................                --                 45                 --
    Gain on sale of product line ......................................                --            (12,797)              (501)
    Changes in assets and liabilities, net of effects of acquisition of Corporate Technology:
      Accounts receivable .............................................            (4,294)              (946)                17
      Deferred subscription costs .....................................              (563)            (2,217)              (748)
      Prepaid expenses and other assets ...............................              (266)               (43)                14
      Accounts payable ................................................               523               (213)              (459)
      Accrued expenses ................................................               528              1,075                758
      Accrued royalties ...............................................             1,134              2,283               (128)
      Deferred revenues ...............................................             4,580              5,373                453
                                                                                 --------           --------           --------
    Net cash provided (used) by operating activities ..................              (602)             1,193               (509)
                                                                                 --------           --------           --------

Cash flows relating to investing activities:
  Investment in restricted time deposits ..............................              (603)              (100)                --
  Purchases of property and equipment .................................            (2,759)            (1,252)              (878)
  Capitalization of software development costs ........................              (225)              (200)               (75)
  Net proceeds from sale of product line ..............................                --             10,563                501
  Acquisition of Corporate Technology, net of cash acquired ...........            (7,560)                --                 --
                                                                                 --------           --------           --------
     Net cash provided (used) by investing activities .................           (11,147)             9,011               (452)
                                                                                 --------           --------           --------

Cash flows relating to financing activities:
  Proceeds from issuance of common stock, net .........................            27,339                 23                 17
  Repurchase of Class P common stock and common stock .................            (3,387)                (4)                --
  Net borrowings (repayments) under line of credit ....................                --             (1,183)               883
  Repayments of term loan .............................................                --               (347)              (228)
  Repayment of long-term debt .........................................            (6,722)                --                 --
  Proceeds from sale and leaseback of fixed assets ....................                --                228                753
  Repayments of capital lease obligations .............................              (549)              (684)              (607)
                                                                                 --------           --------           --------
     Net cash provided (used) by financing activities .................            16,681             (1,967)               818
                                                                                 --------           --------           --------
Effect of exchange rate changes on cash and cash equivalents ..........                 1                 87                (51)
                                                                                 --------           --------           --------
Increase (decrease) in cash and cash equivalents ......................             4,933              8,324               (194)
Cash and cash equivalents, beginning of year ..........................             8,665                341                535
                                                                                 --------           --------           --------
Cash and cash equivalents, end of year ................................          $ 13,598           $  8,665           $    341
                                                                                 ========           ========           ========

   The accompanying notes are an integral part of these consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

     OneSource Information Services, Inc. and its wholly-owned subsidiaries provide Web-based business and financial information to professionals in corporations and other enterprises and publishes information on private technology companies. OneSource primarily sells its products through a direct sales force located throughout the United States and United Kingdom. OneSource manages its business as a single segment.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of OneSource Information Services, Inc. and its wholly-owned subsidiaries: Corporate Technology Information Services, Inc. and OneSource Information Services Limited, (collectively, "OneSource"). All significant intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION

     OneSource's products are sold on a subscription basis pursuant to customer contracts that span varying periods of time but are generally for a period of one year. In accordance with its customer agreements, OneSource initially records receivables and defers the related revenue at the time amounts are billed to customers. Revenues are recognized ratably over the related subscription period.

     OneSource also produces print directories on an annual basis. The related revenue is recognized upon shipment, provided that fees are fixed or determinable and collection of the related receivable is probable.

SUBSCRIPTION COSTS

     Subscription costs represent sales commission and royalty costs that are directly associated with securing a subscription and procuring information to be delivered over the subscription period, respectively. These costs are deferred and amortized ratably over the associated subscription period as a component of selling and marketing expense and cost of revenues, respectively. At December 31, 1999 and 1998, deferred subscription costs consisted of $1.7 million and $1.3 million, respectively, related to sales commissions and $5.5 million and $5.4 million, respectively, related to royalties.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of money market funds with original maturities of three months or less and are stated at cost which approximates fair market value. These funds are managed by a financial institution with a strong credit rating. Accordingly, the investments are subject to minimal credit and market risks.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three to five years, using the straight-line method. Equipment held under capital leases is stated at the fair value of the equipment at inception of the leases and is amortized on a straight-line basis over the term of the leases.

INTANGIBLE ASSETS

     Intangible assets consist primarily of a trademark, non-compete agreement, subscriber list, database and goodwill. Intangible assets are amortized using the straight-line method over a period of three to seven years, based on the estimated useful life. The carrying value of the intangible assets is reviewed on a quarterly basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date, no such impairment has occurred. OneSource determines whether an impairment has occurred based on gross expected future cash flows and measures the amount of the impairment based on the related future estimated discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at the time.

PLATFORM AND PRODUCT DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

     Platform and product development costs, other than certain software development costs, are charged to expense as incurred. Software development costs incurred subsequent to the establishment of technological feasibility (as defined by Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed"), and prior to general release of the product, are capitalized and amortized on a straight-line basis over the estimated useful lives of the related products, generally twenty-four to thirty-six months. The Company also adopted in 1999 Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires computer software costs associated with internal use to be charged to operations as incurred until certain capitalization criteria are met. At December 31, 1999 and 1998, OneSource had capitalized software development costs pursuant to the above of $306,000 and $310,000, respectively. For the years ended December 31, 1999, 1998 and 1997, amortization of capitalized software development costs amounted to $229,000, $198,000 and $413,000, respectively.

FINANCIAL INSTRUMENTS

     Fair values of OneSource's financial instruments, which include cash and cash equivalents, restricted time deposits, accounts receivable, long-term debt and capital lease obligations are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at December 31, 1999 and 1998.

CONCENTRATION OF CREDIT RISK

     Concentration of credit risk with respect to accounts receivable is limited due to the large number of companies comprising OneSource's client base. Ongoing credit evaluations of customers' financial condition are performed and collateral is generally not required. OneSource maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     OneSource accounts for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretation. Accordingly, compensation expense is recorded for options issued to employees in fixed amounts to the extent that the fixed exercise prices are less than the fair market value of OneSource's common stock at the date of grant. OneSource follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (Note
9). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

EARNINGS PER SHARE AND PRO FORMA EARNINGS PER SHARE

     Earnings per share is computed in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of two amounts, basic earnings per share and diluted earnings per share. The two-class method of computing earnings per share has been used since the Class P common stock and the common stock share ratably in earnings remaining subsequent to the 12% yield on the Class P common stock.

     Earnings per share of Class P common stock is calculated by dividing the yield earned and income (loss) attributable to Class P common stock by the weighted average number of shares of Class P common stock outstanding during the period. Diluted earnings per share is the same for all periods presented as there are no securities outstanding that would result in dilution for Class P common stock.

     Earnings per share of common stock is calculated by dividing income (loss) attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by considering the impact of potential common stock as if they were converted into common stock at the beginning of the period. Potential common stock equivalents are not included in loss periods as they are anti-dilutive.

     Pro forma basic and diluted earnings per share of common stock for the year ended December 31, 1999 has been calculated based on net income applicable to all classes of common stock and assuming the reclassification of OneSource's Class P common stock prior to the completion of OneSource's public offering, as if such reclassification had occurred at January 1, 1999 for the year ended December 31, 1999. Each share of Class P common stock was reclassified into one share of common stock plus an additional number of shares of common stock (determined by dividing the preference amount for such share by the initial public offering price of $12.00 per share).

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of OneSource's United Kingdom operations, where the local currency is the functional currency, are translated into US dollars at the exchange rate in effect as of the balance sheet date, while revenues and expenses are translated at average exchange rates during the period. The resultant translation adjustment is reflected as a separate component of stockholders' equity (deficit). Transaction gains and losses, which are not material in amount, are reflected in the consolidated statement of operations.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires OneSource management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No.133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. In June 1999, the FASB issued SFAS No. 137 that defers the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management believes the effect of adoption SFAS No. 133 will not have a significant impact on its financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. OneSource will adopt SAB No. 101 as required in the first quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

3.   ACQUISITION

     On October 1, 1999, OneSource acquired Corporate Technology Information Services, Inc. ("Corporate Technology"), a Delaware corporation located in Woburn, Massachusetts (the "Acquisition"). Corporate Technology is a provider of high technology company profiles with a focus on emerging private companies. Pursuant to the terms of an Agreement and Plan of Merger, the consideration paid by OneSource was $7.6 million in cash. A portion of the cash consideration is being held in escrow to be released in accordance with the Agreement and Plan of Merger and an Escrow Agreement. The Corporate Technology acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated based upon an independent professional appraisal of the fair value of assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the tangible assets acquired of $1.0 million and liabilities assumed of $2.5 million totaled $9,982,000. This amount has been included in intangible assets (Note 4), which are being amortized using the straight-line method over applicable periods ranging from three to seven years; related amortization expense totaled $376,000 for the year ended December 31, 1999. The operating results of Corporate Technology have been included in the financial statements since the date of the Acquisition. The following unaudited pro forma condensed financial information presents the combined results of operations of OneSource and Corporate Technology, including the amortization of intangible assets, as if the Acquisition had occurred at the beginning of each year presented:

                                                                                 Year ended December 31,
                                                                               ---------------------------
                                                                                  1999               1998
                                                                                  ----               ----
                                                                                     (in thousands)

Pro forma revenues ..................................................          $ 39,532           $ 35,103

Pro forma cost of revenues ..........................................            15,181             14,227
                                                                               --------           --------

Pro forma gross profit ..............................................          $ 24,351           $ 20,876
                                                                               ========           ========
Pro forma net income (loss) attributable to common stock.............          $ (6,022)          $  3,560
                                                                               ========           ========

Pro forma eamings (loss) per share of common stock:
     Basic eamings (loss) per share .................................          $  (0.68)          $   0.54
     Diluted earnings (loss) per share ..............................          $  (0.68)          $   0.37
     Weighted average common shares outstanding:
          Basic .....................................................             8,822              6,641
          Diluted ...................................................             8,822              9,563

     The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Acquisition occurred at the beginning of each year presented, and are not intended to be indicative of future results of operations.

4.   INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                         December 31,
                                                             1999
                                                         ------------
                                                        (in thousands)

Trademark .......................................          $   145
Non-compete agreement ...........................              400
Subscriber list .................................            1,150
Database ........................................              986
Goodwill ........................................            7,301
                                                           -------
                                                             9,982
Less: accumulated amortization...................             (376)
                                                           -------
                                                           $ 9,606
                                                           =======

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                             December 31,
                                                      -------------------------
                                                        1999              1998
                                                        ----              ----
                                                            (in thousands)

Office and computer equipment ..............          $ 6,101           $ 5,478
Furniture and fixtures .....................              273               326
                                                      -------           -------
                                                        6,374             5,804

Less: accumulated depreciation and
  amortization .............................           (2,952)           (4,034)
                                                      -------           -------
                                                      $ 3,422           $ 1,770
                                                      =======           =======

     At December 31, 1999 and 1998, office and computer equipment under capital leases totaled $837,000 and $1,304,000, respectively. Related accumulated amortization of assets under capital leases totaled $651,000 and $702,000 at December 31, 1999 and 1998, respectively. During the years ended December 31, 1998 and 1997, OneSource sold and leased back certain computer equipment with net book values of $237,000, and $788,000, respectively, for cash proceeds of $228,000 and $753,000. During 1999 and 1998, OneSource retired $3,124,000 and
$525,000, respectively, of fully depreciated property and equipment.

6.   BORROWINGS

NOTES PAYABLE

     OneSource entered into a credit agreement (the "Agreement") with a bank, as amended, which provided for a line of credit (the "Line") of up to $2.5 million through April 1, 1998 and a term loan (the "Term Loan") of $750,000 to be used for financing equipment purchases. During 1998, the Line and the Term Loan expired and were repaid in full.

LONG-TERM DEBT

     In connection with the acquisition of the business in 1993, OneSource entered into a subordinated note agreement with the seller with a face amount of $5.0 million (the "Note"). The Note accrued interest at 8% per annum, payable annually commencing March 31, 1995 and was discounted to reflect the market rate of 12% at the time of issuance. The initial discount totaling $938,000 was being amortized to interest expense over the life of the Note using the effective interest method. Interest payments were added to the unpaid principal of the Note annually if OneSource's cash flow, as defined in the Note agreement, was less than a specified amount.

     As of December 31, 1998, the carrying value of the Note was $6,232,000. In accordance with the terms of the Note agreement, OneSource added $1,523,000 to the principal of the Note for interest which accrued through the end of December 31, 1997. As of December 31, 1998, the unamortized discount was $291,000. Accrued interest related to the Note was $524,000 for the year ended December 31, 1998 and, since OneSource met the cash flow requirements set forth in the Note agreement, such amount was paid in March 1999.

     Upon the completion of the Company's public offering and in accordance with the Note agreement, OneSource repaid the Note in May 1999 for $6.8 million of principal and interest. In conjunction with the repayment, OneSource recognized $272,000 of interest expense, which represented the remaining unamortized discount on the Note.

7.   EARNINGS PER SHARE

     The following tables set forth the computation of earnings per share of common stock and Class P common stock from net income (loss):

                                                                    Year ended December 31,
                                                           -------------------------------------------
                                                             1999              1998              1997
                                                             ----              ----              ----
                                                                         (in thousands)

              Numerator for common stock:
                Net income (loss) ...............          $(4,447)          $ 6,988           $(1,833)
                Less: income attributable
                   to Class P common stock ......               --             1,367               414
                                                           -------           -------           -------

                                                           $(4,447)          $ 5,621           $(2,247)
                                                           =======           =======           =======
              Denominator for common
                stock:
                Weighted average shares
                   outstanding used for
                   basic earnings per
                   share ........................            8,822             6,641             6,545
              Effect of dilutive
                securities:
                Stock options ...................               --             2,433                --
                Common stock warrants ...........               --               489                --
                                                           -------           -------           -------
                Weighted average shares
                   outstanding used for
                   diluted earnings per
                   share ........................            8,822             9,563             6,545
                                                           =======           =======           =======

              Numerator for Class P common stock:
                Yield earned by Class P
                   common stock .................          $    --           $   742           $   660
                Income (loss) attributable
                   to Class P common stock ......               --               625              (246)
                                                           -------           -------           -------
                                                           $    --           $ 1,367           $   414
                                                           =======           =======           =======

     At December 31, 1999, total potential common equivalent shares consist of 3,675,794 stock options outstanding with a weighted average exercise price of $2.72 per share and 407,000 common stock warrants exercisable at $0.06 per share. At December 31, 1997, total potential common equivalent shares consist of 3,606,524 stock options outstanding with a weighted average exercise price of $1.35 per share and 490,029 common stock warrants exercisable at $0.06 per share.

     Basic and diluted earnings per share of Class P common stock are the same for all periods presented since there are no potentially dilutive securities.

8.   STOCKHOLDERS' EQUITY

     In connection with its initial capitalization, OneSource issued 725,274 shares of Class P common stock and 6,527,466 shares of common stock at $4.91 per share and $0.06 per share, respectively. The holders of the Class P common stock, as a separate class, were entitled to receive first all or a portion of any distribution, as defined, until the "preference amount" and the original issuance cost had been paid in full. The preference amount was 12% compounded quarterly. After all such payments were made, the holders of the Class P common stock and of the common stock were entitled to share pro rata in the remaining portion of the distribution, as a single class. No dividends on either the Class P common stock or the common stock have been declared or paid, and no payments of the aggregate yield have been made to the Class P common stockholders. As a result, the Class P common stock was stated at its original issuance cost of $4.91 per share. On May 24,1999, the liquidation preference of these shares was $6,911,000, consisting of its original issuance cost of $3,524,000 and accumulated "preference amount" of $3,387,000.

Authorized Shares

     The authorized capital stock of the Company consists of 20,000,000 shares of common stock, $0.01 par value, and 1,000,000 shares of undesignated preferred stock,

$0.01 par value. Prior to the closing of OneSource's public offering, OneSource's capital stock consisted of 20,000,000 shares of common stock, $0.01 par value, and 1,250,000 shares of Class P common stock, $0.01 par value.

Voting Rights

     All holders of common stock are entitled to one vote per share on all matters to be voted upon by OneSource's stockholders.

Stock Split

     On April 13, 1999, OneSource authorized a 2.035 for one stock split on common stock and Class P common stock. As a result, all common stock and Class P common stock share data included in the accompanying consolidated financial statements and notes have been retroactively restated for this split.

Warrants

     In connection with the Note agreement (Note 6), OneSource issued a warrant exercisable at $0.06 per share for 407,000 shares of OneSource's common stock. This warrant was fully exercised in January 2000.

Public Offering

     In May 1999, OneSource completed an initial public offering of 3,636,000 shares of its common stock, of which 2,500,000 shares were issued and sold by OneSource, for net proceeds of $27.0 million. As a result, all outstanding shares of Class P common stock were automatically converted into 717,119 shares of OneSource's common stock.

     In conjunction with the initial public offering, OneSource converted the accumulated "preference amount" on Class P common stock of $3,387,000 into 282,209 shares of common stock based on the public offering price of $12.00 per share. Subsequently, OneSource repurchased and retired the equivalent number of common stock shares issued for the preference amount at $12.00 per share.

Reserved Shares

     At December 31, 1999, OneSource had reserved 4,655,015 shares of common stock for issuance upon exercise of common stock options and warrants.

9.   STOCK PLANS

     The 1993 Stock Purchase and Option Plan (the "1993 Plan") provides for the grant of incentive stock options and non-qualified stock options for the purchase of up to an aggregate of 4,273,500 shares of OneSource's common stock by employees, directors, consultants and advisors of OneSource. The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the vesting schedule of each option. The exercise price for incentive stock options granted may not be less than the fair value per share of the underlying common stock on the date granted as determined by the Board of Directors (not less than 110% of the fair value for options granted to holders of more than 10% of the voting stock of OneSource). Additionally, the term of the options cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of OneSource). The options generally vest over a four-year period. In February 1999, there were no shares of common stock available for grant under the 1993 Plan.

     In February 1999, the Board of Directors of OneSource approved the 1999 Stock Option and Incentive Plan (the "1999 Plan") to be effective upon OneSource's initial public offering. The 1999 Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, OneSource. A total of 800,000 shares of common stock are authorized for issuance upon the exercise of options or other awards granted under the 1999 Plan.

     In February 1999, the Board of Directors of OneSource approved the 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"), to be effective upon OneSource's initial public offering. The 1999 Purchase Plan provides for the issuance of a maximum of 100,000 shares of common stock.

     Transactions under the 1993 Plan and 1999 Plan during the years ended December 31, 1997, 1998 and 1999 are summarized as follows:

                                                                        Weighted-
                                                    Number of            average
                                                     shares           exercise price
                                                    ---------         --------------
Outstanding--December 31, 1996 ..........           3,871,799           $   1.31
  Granted (weighted average fair value of
     $0.12) .............................             294,261               1.73
  Exercised .............................             (90,387)              0.19
  Forfeited .............................            (469,149)              1.47
                                                    ---------
Outstanding--December 31, 1997 ..........           3,606,524               1.35
  Granted (weighted average fair value of
     $1.13) .............................             204,925               2.18
  Exercised .............................             (90,354)              0.27
  Forfeited .............................            (173,179)              1.34
                                                    ---------
Outstanding--December 31, 1998 ..........           3,547,916               1.43
  Granted (weighted average fair value of
     $3.81) .............................             641,613               9.19
  Exercised .............................            (415,538)              0.99
  Forfeited .............................             (98,197)              5.44
                                                    ---------
Outstanding--December 31, 1999 ..........           3,675,794               2.72
                                                    =========

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                                       Weighted-
                                                        average
                                                       remaining
                                      Number          contractual     Number
Exercise price                      outstanding      life in years  exercisable
--------------                      -----------      -------------  -----------
$ 0.12 ....................            562,450            3.8          562,450
  1.37 ....................          1,229,483            5.5        1,047,621
  2.19 ....................          1,349,509            5.8        1,083,473
  9.93 ....................            306,573            9.5           39,454
  7.13 to 8.38 ............            128,100            9.8               --
 12.00 to 12.13 ...........             99,679            9.8               --
                                     ---------                       ---------
                                     3,675,794            6.0        2,732,998
                                     =========                       =========


     As of December 31, 1998 and 1997, 2,730,457 and 2,472,240 options were exercisable, respectively, under the 1993 Plan. As of December 31, 1999, there were 572,221 shares of common stock available for grant under the 1999 Plan.

Fair Value

     Compensation expense has been recognized for OneSource's stock option plans under APB No. 25. Had compensation cost been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, OneSource's net income (loss) and earnings (loss) per share on a pro forma basis would be as follows:

                                                                     Year ended December 31,
                                                       -------------------------------------------------
                                                          1999                1998               1997
                                                          ----                ----               ----
Net income (loss) (in thousands):
  As reported ...............................          $  (4,447)          $   6,988          $  (1,833)
  Pro forma .................................             (4,779)              6,909             (1,890)
Basic and diluted earnings per Class P common
  share:
  As reported ...............................                 --                1.91               0.57
  Pro forma .................................                 --                1.89               0.57
Basic earnings per common share:
  As reported ...............................              (0.50)               0.85              (0.34)
  Pro forma .................................              (0.54)               0.84              (0.35)
Diluted earnings per common share:
  As reported ...............................              (0.50)               0.59              (0.34)
  Pro forma .................................              (0.54)               0.58              (0.35)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                            Year ended
                                                                           December 31,
                                                                    ------------------------
                                                                       1999            1998
                                                                       ----            ----
Expected option term (years)  ............................                5.0            5.0
Risk-free interest rate (%) ..............................               5.60           5.58
Expected volatility (%) ..................................              18.78             --
Dividend yield (%) .......................................                 --             --
Weighted-average fair value of options granted............          $    3.81       $   1.13

     Because options vest over several years and additional option grants are expected to be made in future years, results of operations for future years may be materially different if the provisions of SFAS No. 123 are applied.

Compensation Expense

     In conjunction with the sale of the CD-Insurance division, OneSource modified the terms of 226,601 stock options held by terminated employees. In accordance with APB No. 25, compensation expense of $295,000 was recorded as a reduction of the gain on the sale of the insurance division in the year ended December 31, 1998.

     During 1998, 203,093 stock options were granted with an exercise price of $2.19 per share and 1,832 stock options were granted with an exercise price of $1.37 per share; these exercise prices were below the estimated fair market value of the common stock at the date of grant. Unearned compensation of $45,000 was recorded, in accordance with APB No. 25, and will be amortized over the related vesting period. Options issued during 1997 were granted with exercise prices above the estimated fair market value of the common stock at the date of grant.

     During 1999, 40,700 stock options were granted with an exercise price of $2.19 per share and 30,525 stock options were granted with an exercise price of $5.90 per share; these exercise prices were below the estimated fair market value of the common stock at the date of grant. Unearned compensation of $438,000, less $92,000 subsequently forfeited by a terminated employee, was recorded in accordance with APB No. 25 and will be amortized over the related vesting period of four years. Related compensation expense of $114,000 and $6,000 was recorded during the years ended December 31, 1999 and 1998, respectively.

10.  INCOME TAXES

     Components of the income (loss) before income taxes and of the current provision for income taxes are as follows:

                                          Year ended December 31,
                                      -------------------------------
                                         1999       1998        1997
                                         ----       ----        ----
                                             (in thousands)
   Income (loss) before income taxes:
    Domestic........................    $ (3,832)   $7,204     $ (2,124)
    Foreign.........................        (482)       34          291
                                        --------    ------     --------

                                    $ (4,314)   $7,238     $ (1,833)
                                    ========    ======     ========
Current provision for income taxes:
Federal.........................     $   --     $  200     $     --
State...........................        133         45           --
Foreign.........................         --          5           --
                                     ------     ------     --------
                                     $  133     $  250     $     --
                                     ======     ======     ========

     OneSource had no deferred provision for income taxes in each of the years ended December 31, 1999, 1998 and 1997 due to the offsetting effects of the valuation allowance on its net deferred tax assets. Provision has not been made for the United States or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested. Such taxes, if any, are not expected to be significant.

     Income taxes computed using the federal statutory income tax rate differ from OneSource's effective tax rate primarily due to the following:

                                                                Year ended December 31,
                                                    --------------------------------------------
                                                      1999              1998              1997
                                                      ----              ----              ----
                                                                   (in thousands)

Income tax expense (benefit) at US federal
  statutory tax rate .....................          $(1,467)          $ 2,461           $  (623)
State income taxes, net of federal tax
  effect .................................             (156)              508              (125)
Permanent items ..........................              128                21                20
Other ....................................               36                36                (4)
Change in deferred tax asset valuation
  allowance ..............................            1,592            (2,776)              732
                                                    -------           -------           -------
Provision for income taxes ...............          $   133           $   250           $    --
                                                    =======           =======           =======

     Components of OneSource's deferred tax assets and liabilities are as follows:

                                                                     December 31,
                                                              -------------------------
                                                                1999              1998
                                                                ----              ----
                                                                   (in thousands)

Deferred tax assets:
  Net operating loss carryforwards .................          $ 3,138           $   238
  Depreciation .....................................              618               537
  Accrued expenses .................................              466               623
  Deferred revenues ................................            1,851             1,342
  Equity compensation ..............................               --               123
  Miscellaneous ....................................              182               133
                                                              -------           -------
     Gross deferred tax asset ......................            6,255             2,996
  Less: valuation allowance ........................           (3,858)           (1,768)
                                                              -------           -------
     Total deferred tax assets .....................            2,397             1,228
                                                              -------           -------
Deferred tax liabilities:
  Prepaid expenses .................................              684               513
  Deferred royalties ...............................              117               252
  Intangible assets ................................            1,052                --
  Amortization of debt discount ....................               72               217
  Capitalized software development costs............              126               127
  Tax operating leases .............................              346               119
                                                              -------           -------
     Total deferred tax liabilities ................            2,397             1,228
                                                              -------           -------
Net deferred tax assets ............................          $    --           $    --
                                                              =======           =======

     A portion of the net operating loss carryforwards totaling approximately $1.0 million relates to deductions for the exercise of non-qualified stock options and will be credited to additional paid-in capital upon realization. Approximately $533,000 of the valuation allowance at December 31, 1999 relates to deferred tax assets acquired from Corporate Technology.

     Realization of OneSource's net deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, OneSource has provided a valuation allowance for the full amount of its net deferred tax assets.

     As of December 31, 1999, OneSource has federal and state net operating loss carryforwards of approximately $7.5 million that begin to expire in 2019 and 2004, respectively. During 1998, OneSource utilized $8.0 million of net operating loss carryforwards. As of December 31, 1998, OneSource had net operating loss carryforwards of $575,000 for foreign tax purposes which do not expire. Under the provisions of the Internal Revenue Code, if certain substantial changes in OneSource's ownership should occur, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income and income tax liability may be limited. The amount of any annual limitation is determined based upon OneSource's value prior to an ownership change.

11.  SALE OF PRODUCT LINES

     In June 1997, OneSource sold its CD Rom banking product line for $650,000 in cash. In connection with the sale, OneSource entered a non-compete agreement for five years. As a result of the sale, OneSource recorded a gain of $501,000 which is net of expenses of $149,000 incurred in conjunction with the sale. No assets or liabilities with recorded net book values were transferred in connection with this product line sale.

     In May 1998, OneSource sold its CD-Insurance division for $11.0 million in cash and entered a software license agreement for $4.0 million to be received in equal quarterly installments for two years commencing January 1, 1999. In connection with the sale, OneSource also entered a non-compete agreement for five years. As a result of the sale, OneSource recorded a gain of $12,797,000 which includes: (i) the recognition of $3,124,000 of deferred revenues and $595,000 of deferred subscription costs based upon the assumption by the buyer of all obligations to service the existing subscriber base of the insurance division, (ii) $530,000 of employee severance costs and (iii) $202,000 of expenses associated with the sale. Payments pertaining to the software license agreement will be recognized in other income as support services are performed and payments become due in accordance with the agreement. During 1999, OneSource recorded $2.0 million of other income related to the software license agreement.

12.  EMPLOYEE BENEFIT PLANS

     After three months of service, OneSource employees are eligible to participate in a tax deferred savings plan (the "Savings Plan") under Section 401(k) of the Internal Revenue Code. OneSource matches 25% of the first 6% contributed by the employee, and the employee becomes fully vested in OneSource's matching contribution after three years of service. OneSource's contributions to the Savings Plan totaled $133,000, $120,000 and $116,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

13.  RELATED PARTY TRANSACTIONS

     At December 31, 1999 and 1998, OneSource had accounts receivable of $373,000 and $335,000, respectively, due from two stockholders. OneSource recognized revenue of $558,000, $318,000 and $292,000 in the years ended December 31, 1999, 1998 and 1997, respectively, from these parties.

     Management fees paid to a stockholder and an affiliate of another stockholder for the years ended December 31, 1999, 1998 and 1997 were $68,000, $200,000 and $200,000, respectively, and are included in general and administrative expenses.

     In addition, OneSource paid a termination fee of $500,000 to both a shareholder and an affiliate of another shareholder in conjunction with the initial public offering.

14.  COMMITMENTS

Leases

     OneSource leases facilities and certain equipment under various noncancellable operating lease agreements. Total rent expense under such leases was $1.6 million, $1.1 million and $1.2 million for the years ended December 31, 1999, 1998, and 1997, respectively. Future minimum lease commitments under all noncancellable capital and operating leases at December 31, 1999 are as follows:

                                                     Capital         Operating
                                                      leases           leases
                                                     -------         ---------
                                                          (in thousands)
2000 .......................................          $  217          $1,249
2001 .......................................              30           1,086
2002 .......................................              --             976
2003 .......................................              --             821
2004 .......................................              --             540
                                                      ------          ------
Total minimum lease payments ...............             247          $4,672
                                                                      ======
Less: amount representing interest .........              13
                                                      ------
Present value of net minimum lease payments,
  including current maturities of $205 .....          $  234
                                                      ======

     In January 1999, OneSource entered into a five-year noncancellable operating lease for a new operating facility. Minimum yearly rental payments will be $655,000, commencing in June 1999. Pursuant to the lease, OneSource entered into a $415,000 irrevocable letter of credit collateralized by a certificate of deposit.

Restricted Time Deposits

     In connection with several facility leases, OneSource is required to maintain, on behalf of the landlord, irrevocable letters of credit with a bank in the total amount of $703,000 over the term of the leases. In addition, OneSource was required to maintain certificates of deposit in equal amounts as security for the letters of credit.

15.  GEOGRAPHIC INFORMATION

     Revenue was distributed geographically as follows:

                                                                 Year ended December 31,
                                                         -----------------------------------------
                                                           1999             1998             1997
                                                           ----             ----             ----
                                                                    (in thousands)

United States .................................          $27,543          $23,428          $24,193
United Kingdom ................................            8,005            7,000            6,191
                                                         -------          -------          -------
                                                         $35,548          $30,428          $30,384
                                                         =======          =======          =======

     Substantially all of OneSource's identifiable assets are located in the United States.

16.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The following is the supplemental cash flow information for all periods presented:

                                                                                                 Year ended December 31,
                                                                                                 -----------------------
                                                                                            1999          1998          1997
                                                                                            ----          ----          ----
                                                                                                     (in thousands)

Supplemental disclosure of cash flow information:
     Cash paid for interest ......................................................          $810          $209          $301
     Cash paid for taxes .........................................................           162           175            --
Noncash investing and financing activities:
     Additions to capital lease obligations for purchases of fixed assets.........          $ --          $183          $ 87
     Additions to capital lease obligations for sale and leaseback of
       fixed assets ..............................................................            --           228           753
     Additions to long-term debt for accrued interest ............................            --           489           480
     Exchange of property and equipment for the retirement of capital
       lease obligations .........................................................            --            41            --

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of OneSource Information Services, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 28, 2000 listed in the index appearing under Item 14(a)(1) on page 32 also included an audit of the financial statement schedules listed in Item 14(a)(2) on page 32 of the Form 10-K. In our opinion, these financial statement schedules presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 28, 2000

                SCHEDULE II- - VALUATION AND QUALIFYING ACCOUNTS

                      ONESOURCE INFORMATION SERVICES, INC.
                                 (In thousands)

                                                    BALANCE AT
                                                   BEGINNING OF     CHARGED TO                     BALANCE AT
DESCRIPTION                                           PERIOD        OPERATIONS    DEDUCTIONS(1)   END OF PERIOD
-----------                                        ------------     ----------    -------------   -------------

Year ended December 31, 1997
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful
      accounts .............................          $  161          $   72          $   23          $  210
    Deferred tax asset valuation
      allowance ............................          $3,800          $  744              --          $4,544
Year ended December 31, 1998
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful
      accounts .............................          $  210          $  120          $   30          $  300
    Deferred tax asset valuation
      allowance ............................          $4,544              --          $2,776          $1,768
Year ended December 31, 1999
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful
      accounts .............................          $  300          $   96          $   48          $  348
    Deferred tax asset valuation
      allowance ............................          $1,768          $2,090              --          $3,858

(1)  Doubtful accounts written off, net of recoveries.