Form 10-Q
period 2000-03-31
ONESOURCE INFORMATION SERVICES INC
filed 2000-05-11
CIK 1079880

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended March 31, 2000

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.
                For the Transition period from ______ to ______

                         Commission File Number 0-25849

                      ONESOURCE INFORMATION SERVICES, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                              04-3204522
   ------------------------------          ---------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

                       300 Baker Avenue, Concord, MA 01742
                       -----------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (978) 318-4300
                                 ---------------
              (Registrant's telephone number, including area code)

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

         Yes    [x]                   No  [ ]

The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of May 1, 2000 was 11,586,211.

--------------------------------------------------------------------------------

                      ONESOURCE INFORMATION SERVICES, INC.

                                    CONTENTS
                                    --------

                                                                            PAGE
--------------------------------------------------------------------------------

PART I            FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheet as of
                March 31, 2000 and December 31, 1999                          3

             Consolidated Statement of Operations:
                Three months ended March 31, 2000 and 1999                    4

             Consolidated Statement of Cash Flows:
                Three months ended March 31, 2000 and 1999                    5

             Notes to Consolidated Financial Statements                       6

    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     8

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk       16

PART II           OTHER INFORMATION

    Item 2.  Recent Sales of Unregistered Securities and Use of Proceeds      17

    Item 6.  Exhibits and Reports on Form 8-K                                 17

    Signature                                                                 18

    Exhibit Index                                                             19

PART I  FINANCIAL INFORMATION

      ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                      ONESOURCE INFORMATION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)
                                   (unaudited)

                                                                    March 31,  December 31,
                                                                      2000        1999
                                                                    --------   ------------
                   Assets
Current assets:
   Cash and cash equivalents ....................................   $ 16,147     $ 13,598
   Accounts receivable, net of allowance for doubtful accounts of
     $344 and $348 at March 31, 2000 and
     December 31, 1999, respectively ............................      8,622       14,420
   Restricted time deposit ......................................       --            100
   Deferred subscription costs ..................................      6,304        7,225
   Prepaid expenses and other current assets ....................        376          272
                                                                    --------     --------
     Total current assets .......................................     31,449       35,615
Property and equipment, net .....................................      3,796        3,422
Intangible assets, net ..........................................      9,230        9,606
Restricted time deposits ........................................        603          603
Other assets ....................................................        449          452
                                                                    --------     --------
      Total assets ..............................................   $ 45,527     $ 49,698
                                                                    ========     ========

                Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of capital lease obligations .................   $    173     $    205
   Accounts payable .............................................      1,368        1,501
   Accrued expenses .............................................      4,362        4,618
   Accrued royalties ............................................      3,505        5,760
   Deferred revenues ............................................     23,311       24,222
                                                                    --------     --------
     Total current liabilities ..................................     32,719       36,306
Capital lease obligations, net of current portion ...............          5           29
                                                                    --------     --------
       Total liabilities ........................................     32,724       36,335
                                                                    --------     --------
Stockholders' equity:
   Preferred stock, $0.01 par value:
     1,000,000 shares authorized, no shares issued and
     outstanding at March 31, 2000 and December 31, 1999 ........       --           --
   Common stock, $0.01 par value:
     20,000,000 shares authorized, 11,033,418 and 10,381,109
     shares issued and outstanding at March 31,2000
     and December 31, 1999, respectively ........................        110          104
   Additional paid-in capital ...................................     28,782       28,504
   Deferred compensation ........................................       (247)        (271)
   Accumulated deficit ..........................................    (15,794)     (14,891)
   Accumulated other comprehensive loss .........................        (48)         (83)
                                                                    --------     --------
       Total stockholders' equity ...............................     12,803       13,363
                                                                    --------     --------
       Total liabilities and stockholders' equity ...............   $ 45,527     $ 49,698
                                                                    ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                 For the three months ended
                                                           March 31,
                                                 --------------------------
                                                     2000           1999
                                                   --------       -------
Revenues:
    Web-based product ..........................   $ 10,069       $ 6,903
    CD Rom product and other ...................      1,489         1,240
                                                   --------       -------
                                                     11,558         8,143
                                                   --------       -------
Cost of revenues:
    Web-based product ..........................      3,961         2,970
    CD Rom product and other ...................        540           487
                                                   --------       -------
                                                      4,501         3,457
                                                   --------       -------
    Gross profit ...............................      7,057         4,686
                                                   --------       -------
Operating expenses:
    Selling and marketing ......................      4,609         2,927
    Platform and product development ...........      2,351         1,718
    General and administrative .................      1,274           860
    Amortization of intangible assets ..........        376          --
                                                   --------       -------
      Total operating expenses .................      8,610         5,505
                                                   --------       -------
      Loss from operations .....................     (1,553)         (819)
Interest expense ...............................        (26)         (192)
Interest income ................................        196            99
Other income ...................................        500           500
                                                   --------       -------
      Loss before provision for income taxes....       (883)         (412)
Provision for income taxes .....................         20          --
                                                   --------       -------
      Net loss .................................       (903)         (412)
Less: income attributable to Class P
    common stock ...............................       --             139
                                                   --------       -------
      Net loss attributable to
         common stock ..........................      ($903)        ($551)
                                                   ========       =======
Class P common stock:
    Basic and diluted earnings per share .......       --           $0.19
    Weighted average Class P common
        shares outstanding .....................       --             717
Common stock:
    Basic and diluted loss per share ...........     ($0.08)       ($0.08)
    Weighted average common shares outstanding .     10,862         6,685


The accompanying notes are an integral part of these consolidated financial statements.

\

                      ONESOURCE INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                              For the three months ended
                                                                     March 31,
                                                              --------------------------
                                                                 2000          1999
                                                                -------       ------

Increase (Decrease) in Cash and Cash Equivalents
  Cash flows relating to operating activities:
    Net Loss ...............................................    ($  903)      ($ 412)
    Adjustments to reconcile net loss to net cash provided
      (used) by operating activities:
      Depreciation and amortization ........................        448          383
      Amortization of intangible assets ....................        376           --
      Amortization of deferred compensation relating to
        grants of stock options ............................         24           13
      Amortization of debt discount ........................       --             38
      Changes in assets and liabilities:
        Accounts receivable ................................      5,750        4,763
        Deferred subscription costs ........................        921          873
        Prepaid expenses and other assets ..................       (106)        (323)
        Accounts payable ...................................       (119)        (250)
        Accrued expenses ...................................       (259)      (1,194)
        Accrued royalties ..................................     (2,255)      (2,279)
        Deferred revenues ..................................       (818)      (2,602)
                                                                -------       ------
     Net cash provided (used) by operating activities ......      3,059         (990)
                                                                -------       ------

Cash flows relating to investing activities:

  Investment in restricted time deposits ...................       --           (415)
  Proceeds from maturity of restricted time deposit ........        100           --
  Purchases of property and equipment ......................       (784)        (346)
  Capitalization of software development costs .............        (40)         (56)
                                                                -------       ------
    Net cash used by investing activities ..................       (724)        (817)
                                                                -------       ------

Cash flows relating to financing activities:
  Proceeds from issuance of common stock ...................        284           19
  Repayments of capital lease obligations ..................        (56)        (124)
                                                                -------       ------
    Net cash provided (used) by financing activities .......        228         (105)
                                                                -------       ------

Effect of exchange rate changes on cash and cash equivalents        (14)         (14)
                                                                -------       ------
Increase (decrease) in cash and cash equivalents ...........      2,549       (1,926)
Cash and cash equivalents, beginning of period .............     13,598        8,665
                                                                -------       ------
Cash and cash equivalents, end of period ...................    $16,147       $6,739
                                                                =======       ======



The accompanying notes are an integral part of these consolidated financial statements.

                     ONESOURCE INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Basis of Presentation

     The accompanying consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of OneSource's management, the March 31, 2000 and 1999 unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for that period. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations for the year ending December 31, 2000.

     The balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in OneSource's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2000.

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

3.   Earnings Per Share

     Earnings per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of two amounts, basic earnings per share and diluted earnings per share. For the three months ended March 31, 1999, the two-class method of computing earnings per share has been used because the Class P common stock and the common stock share ratably in earnings remaining subsequent to the 12% yield on the Class P common stock.

     Earnings per share for Class P common stock is calculated by dividing the sum of the yield earned of $200,000 and loss attributable to Class P common stock of $61,000 for the three months ended March 31, 1999 by the weighted average number of shares of Class P common stock outstanding during the period. Basic and diluted earnings per share is the same for the three months ended March 31, 1999 as there are no securities outstanding that would result in dilution for Class P common stock.

     Loss per share of common stock is calculated by dividing loss attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by considering the impact of potential common stock as if they were converted into common stock at the beginning of the period. Potential common stock equivalents are not included in loss periods as they are non-dilutive.

     Total potential common equivalent shares consist of 3,748,967 stock options outstanding with a weighted average exercise price of $3.33 per share as of March 31, 2000.

4.   Comprehensive Loss

     Total comprehensive loss was $868,000 and $376,000 for the three months ended March 31, 2000 and 1999, respectively.

5.   Recently Issued Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. OneSource has reviewed the impact of SAB No.101, which is effective for 2000, and has determined that there was no impact on its consolidated results of operations and financial position.

     In March 2000, the Financial Accounting Standard Board issued FAS Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, (d) and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. OneSource does not expect the application of FIN No. 44 to have a material impact on their financial position or results of operations.

6.   Geographic Information

     Revenue was distributed geographically as follows:

                                                             Three months
                                                            ended March 31,
                                                      --------------------------
                                                       2000                1999
                                                      -------             ------

United States ...........................             $ 9,248             $6,223
United Kingdom ..........................               2,310              1,920
                                                      -------             ------
                                                      $11,558             $8,143
                                                      =======             ======

     Substantially all of OneSource's identifiable assets are located in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contain trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Certain Factors That May Affect Future Results" and in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

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

     On October 1, 1999, OneSource acquired Corporate Technology Information Services, Inc. ("Corporate Technology"), a Delaware corporation located in Woburn, Massachusetts. Corporate Technology is a provider of high technology company profiles with a focus on emerging private companies. Pursuant to the terms of an Agreement and Plan of Merger, the consideration paid by OneSource was $7.6 million in cash. A portion of the cash consideration is being held in escrow to be released in accordance with the Agreement and Plan of Merger and an Escrow Agreement. For financial statement purposes, this acquisition was accounted for as a purchase and, accordingly, the results of operations of Corporate Technology subsequent to October 1, 1999 have been included in OneSource's consolidated statement of operations.

     Revenues from Web-based products accounted for $10.1 million, or 87% of total revenues, for the three months ended March 31, 2000, an increase from $6.9 million, or 85% of total revenues, for the three months ended March 31, 1999. In the same period, CD Rom product and other revenues, which consist of printed directories and mailing lists, (products acquired as part of the corporate technology acquisition) increased slightly to $1.5 million, or 13% of total revenues, from $1.2 million, or 15% of total revenues due to the revenues associated with the acquisition of Corporate Technology. As of March 31, 2000, 667 organizations subscribed to our Business Browser product line, and the annualized contract value for these organizations was $43.6 million.

     Our revenues for both CD Rom and Web-based products consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products decreased 3.8% to $21.9 million as of March 31, 2000 from $22.8 million as of December 31, 1999 and increased 54% from $14.2 million as of March 31, 1999. Other revenues are recognized when goods and services are delivered.

     Cost of revenues consists primarily of royalties to information providers and, to a lesser extent, employee salaries and benefits, facilities allocation and related expenses, depreciation associated with computers for data processing and on-line requirements, and Web hosting expenses. We enter into contracts with our information providers, which generally are for a term of at least one-year and are automatically renewable if not canceled with advance notice. These contracts may be terminated under certain circumstances. Under these arrangements, royalties are typically paid on a quarterly basis to information providers. Royalties generally are calculated either as a flat percentage of our revenues or as a per-user fee that declines as the number of authorized users of the product increases. In limited cases, we pay a fixed fee per period.

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

     Platform and product development expense consists primarily of employee salaries and benefits, facilities allocation and related expenses, as well as outside contractor expenses, relating to the development of our "platform" of core software supporting our products and the development of new products based upon that platform. Platform and product development expense includes expenses relating to the development of the Corporate Technology Database product and implementation of our KeyID technology to integrate disparate information sources into our Web-based products.

     General and administrative expense consists primarily of employee salaries and benefits, facilities allocation and related expenses associated with OneSource's management, finance, human resources, management information systems and administrative groups.

     Other Income consists of revenue generated in conjunction with the May 1998 sale of our CD-Insurance division which allows us to focus more completely on our new Web-based product line. In connection with the disposition, we licensed certain of our CD Rom software to the acquiror in exchange for $4.0 million of license fees. These license fees are being paid in eight equal quarterly installments which began January 1, 1999 and running through December 31, 2000 and will be recognized ratably as other income. During each of the three-month periods ended March 31, 2000 and 1999, OneSource recorded $0.5 million of other income related to the software license agreement.

COMPARISON OF RESULTS FOR THE QUARTERS ENDED MARCH 31, 2000 AND MARCH 31, 1999

     Revenues. Total revenues increased 42% to $11.6 million for the quarter ended March 31, 2000 from $8.1 million for the quarter ended March 31, 1999.

     Web-based product revenues increased 46% to $10.1 million for the quarter ended March 31, 2000 from $6.9 million for the quarter ended March 31, 1999. The increase was attributable to the addition of new customers, an increase in the number of user seats purchased by existing customers and the sale of new products to existing customers. At the same time, CD Rom product and other revenues, which consist of printed directories and mailing lists, increased by 20% to $1.5 million in the first quarter of 2000 from $1.2 million in the first quarter of 1999. Included in revenues for the quarter ended March 31, 2000 are $1.4 million of revenue recognized from products and customers related to the acquired Corporate Technology business. Excluding other revenues from the Corporate Technology revenues, CD Rom revenues decreased 90% to $0.1 million in the first quarter of 2000 from $1.2 million in the first quarter of 1999, as OneSource continued to transition away from its legacy CD Rom business.

     Cost of Revenues. Total cost of revenues increased 30% to $4.5 million for the quarter ended March 31, 2000 from $3.5 million for the quarter ended March 31, 1999. As a percentage of total revenues, total cost of revenues decreased to 39% for the quarter ended March 31, 2000 from 42% for the quarter ended March 31, 1999. The increase in total cost of revenues was principally due to increased royalty expense for our Web-based products and costs associated with the acquired Corporate Technology business. It was offset partially by a decrease in our costs of revenues relating to the CD Rom product line.

     Cost of Web-based product revenues increased 33% to $4.0 million for the quarter ended March 31, 2000 from $3.0 million for the quarter ended March 31, 1999, primarily due to the growth in revenue. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 39% for the quarter ended March 31, 2000 from 43% for the quarter ended March 31, 1999, due to an increase in our customer base and expansion of existing customers, which enabled OneSource to better leverage royalty rates and infrastructure expenses.

     Cost of CD Rom and other product revenues increased 11% to $0.54 million for the quarter ended March 31, 2000 from $0.49 million for the quarter ended March 31, 1999. This increase was solely due to costs associated with the acquired Corporate Technology business, but was mostly offset by a decrease in CD Rom costs attributable to decreased revenues resulting from OneSource's continued shift away from its legacy CD Rom product line. As a percentage of CD Rom product revenues, cost of CD Rom and other product revenues decreased to 36% for the quarter ended March 31, 2000 from 39% for the quarter ended March 31, 1999.

     Selling and Marketing Expense. Selling and marketing expense increased 57% to $4.6 million for the quarter ended March 31, 2000 from $2.9 million for the quarter ended March 31, 1999, principally due to increased headcount and expenses incurred to hire and train new sales personnel in connection with our Business Browser product line as well as the addition of a telesales group associated with the acquired Corporate Technology business. Selling and marketing expense increased as a percentage of total revenues to 40% for the quarter ended March 31, 2000 from 36% for the quarter ended March 31, 1999. We expect sales and marketing expenses to increase as we continue to hire additional sales personnel.

     Platform and Product Development Expense. Platform and product development expense increased 37% to $2.4 million for the quarter ended March 31, 2000 from $1.7 million for the quarter ended March 31, 1999. This increase was due principally to additional headcount to meet new product demands as well as the addition of system engineers associated with the acquired Corporate Technology business. Platform and product development expense decreased as a percentage of total revenues to 20% for the quarter ended March 31, 2000 from 21% for the quarter ended March 31, 1999.

     General and Administrative Expense. General and administrative expense increased 48% to $1.3 million for the quarter ended March 31, 2000 from $0.9 million for the quarter ended March 31, 1999. This increase was due principally to professional fees and other costs attributable to operation as a public company. General and administrative expense as a percentage of total revenues was consistent at 11% for the quarters ended March 31, 2000 and 1999.

     Amortization of Intangible Assets. Amortization of intangible assets for the quarter ended March 31, 2000 was $0.4 million. This expense is the result of the acquisition of Corporate Technology and the associated amortization of intangible assets acquired as part of that transaction.

     Interest Income, Net. Interest income, net of interest expense, increased 283% to $0.2 million of net interest income for the quarter ended March 31, 2000 from $0.1 million of net interest expense for the quarter ended March 31, 1999. This increase was primarily due to invested cash balances from the public offering proceeds.

     Other Income. Other income was $0.5 million for each of the quarters ended March 31, 2000 and 1999 and was attributable to a software license agreement in connection with the May 1998 sale of our CD-Insurance division for the license and support services provided during the period.

ANNUALIZED CONTRACT VALUE

     One measure of the performance of our business is "annualized contract value." This is a measurement we use for normalized period-to-period comparisons to indicate business volume and growth in terms of new customers, upgrades and expansions at existing customers. Our presentation and calculation of annualized contract value may not be comparable to similarly titled measures used by other companies. It is not an absolute indicator and we cannot guarantee that any annualized contract value will be ultimately realized as revenues.

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

     In calculating annualized contract value, we include only those contracts where the customer has actually been invoiced. Since amounts invoiced are included in deferred revenues on our balance sheet for all customer contracts with terms extending beyond the month of invoice, this demonstrates that annualized contract value is based on actual customer contracts reflected in our historical financial statements. To compute annualized contract value, we multiply by twelve the total amount of fees invoiced for one month and included in deferred revenues. Annualized contract value is not intended to be an absolute indicator of future revenues. We only annualize existing, invoiced contracts, but we do so without regard to the remaining term of those contracts. Most of our contracts are for twelve months, but as of the date that we calculate annualized contract value the remaining term of nearly all of our contracts will be less than twelve months. If a customer fails to pay its invoiced fees or terminates the contract or if we are unable to renew a contract, our revenues in subsequent periods may be less than expected based solely on annualized contract values. Conversely, if we add additional customers or renew existing contracts at higher rates, our revenues in future periods may exceed expectations based solely on annualized contract value.

     The calculation of annualized contract value for our Web-based products is illustrated below:

                                                             ONE MONTH
                                                            OF INVOICED
                                                WEB-BASED     FEES IN
                                                DEFERRED      DEFERRED         ANNUALIZED
                                                REVENUES      REVENUES       CONTRACT VALUE
                                                ---------   -----------      --------------
MEASUREMENT DATE                                           (IN THOUSANDS)
----------------
March 31, 1999................................  $14,205      $ 2,361.5         $28,338
March 31, 2000................................   21,921        3,632.1          43,585



     We have increased annualized contract value attributable to Web-based products 54% to $43.6 million as of March 31, 2000 from $28.3 million as of March 31, 1999. The number of Web-based customers has increased 45% to 667 at March 31, 2000 from 460 at March 31, 1999. At the same time, the average annualized contract value of all Web-based product customers has increased 6% to $65,300 per customer at March 31, 2000 from $61,600 per customer at March 31, 1999. This growth was attributable to an increase in the number of user seats purchased by customers and the addition of new products.

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

     Our cash and cash equivalents totaled $16.1 million at March 31, 2000, compared to $6.7 million at March 31, 1999, an increase of $9.4 million primarily due to the receipt of net proceeds of $26.9 million from our initial public offering in May 1999, less funds used to acquire Corporate Technology and to retire outstanding long-term debt.

     Net cash provided by operating activities was $3.1 million for the three months ended March 31, 2000, as compared to net cash used in operating activities of $1.0 million for the three months ended March 31, 1999.

     Net cash used in investing activities was $0.7 million for the three months ended March 31, 2000, as compared to $0.8 million for the three months ended March 31, 1999. Cash used in investing activities was primarily attributable to the purchases of property and equipment for $0.8 million and $0.3 million during the three months ended March 31, 2000 and 1999, respectively, as well as $0.4 million of cash used to purchase a restricted time deposit used to guarantee a letter of credit related to our new headquarters in 1999.

     Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2000, as compared to net cash used by financing activities of $0.1 million for the three months ended March 31, 1999. Net cash provided by financing activities in 2000 primarily consisted of net proceeds from the sale of common stock, offset in part by repayments of capital lease obligations. Net cash used in financing activities in 1999 reflected primarily repayments of capital lease obligations.

     We do not currently have a line of credit but intend to enter into a revolving line of credit for letters of credit and general working capital.

     We believe that our current cash and cash equivalents and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. OneSource's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those set forth in the following risk factors discussed below and in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2000. The following risk factors should be considered carefully in evaluating OneSource and its business.

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

     SUBSCRIBERS OF ONESOURCE AND CORPORATE TECHNOLOGY MAY NOT RENEW THEIR SUBSCRIPTIONS AS A RESULT OF CONCERNS OVER THE ACQUISITION. The closing of our acquisition of Corporate Technology could cause subscribers of OneSource and Corporate Technology to allow their subscriptions to lapse as a result of concerns over product evolution, integration and support of the combined company's products. These non-renewals could have a material adverse effect on the business, operating results and financial condition of OneSource.

     WE HAVE A LIMITED OPERATING HISTORY WITH BUSINESS BROWSER AND THE PRODUCTS ACQUIRED FROM CORPORATE TECHNOLOGY ON WHICH TO EVALUATE OUR PROSPECTS. We began operations as an independent company in 1993. We began to migrate our business to the Web from CD Rom-based products in early 1996, and launched the Web-based Business Browser product line in December 1996. In 1999, we acquired several products, primarily consisting of CD Rom, printed directories and mailing lists, from Corporate Technology. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies transitioning to a new product line, particularly companies in the new and rapidly evolving market for Internet and Web-based business information products.

     OUR BUSINESS BROWSER PRODUCTS HAVE NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998, $6.4 million in 1999 and $1.6 million for the three months ended March 31, 2000. In addition, we have not reached the critical mass of users of Web-based products, that we believe is necessary to effectively leverage our royalty payments and infrastructure expenses in order to become profitable. As of March 31, 2000, we had an accumulated deficit of $15.8 million.

     WE RELY ON OUR BUSINESS BROWSER PRODUCT LINE, AND WE WILL NOT SUCCEED UNLESS DEMAND FOR OUR BUSINESS BROWSER PRODUCTS CONTINUES TO GROW. Subscription revenues from our Business Browser product line accounted for 87% of total revenues for the three months ended March 31, 2000, 90% of total revenues in 1999, 53% of total revenues in 1998 and 11% in 1997. We are phasing out our legacy CD Rom products that are not part of the Business Browser product line. As a result, our future financial condition will depend heavily on the success or failure of our Business Browser product line. Business Browser products were introduced in December 1996 and it is difficult to predict demand and market acceptance for these products in the new and rapidly evolving Web-based business information services market. If the demand for Business Browser products does not grow, whether due to competition, lack of market acceptance, failure of Internet or Web use to grow in general, technological change or other factors, our business would suffer significantly.

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

     COMPETITION IN OUR INDUSTRY IS INTENSE AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO; THIS COMPETITION MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. The business information services industry is intensely competitive. We face direct or indirect competition from the following types of companies:

     - large, well-established business and financial information providers such as Dow Jones, Lexis-Nexis, Pearson, Reuters, Factiva, Thomson, Primark and McGraw-Hill

     - on-line information services or Websites targeted to specific markets or applications, such as NewsEdge, Factset and Bloomberg

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

     WE MAY HAVE DIFFICULTY IDENTIFYING AND COMPETING FOR ACQUISITION OPPORTUNITIES. Our business strategy includes the pursuit of strategic acquisitions. From time to time we may engage in discussions with third parties concerning potential acquisitions of niche expertise, business and proprietary rights. In executing our acquisition strategy, we may be unable to identify suitable companies as acquisition candidates, making it more difficult to acquire suitable companies on favorable terms.

     PURSUING AND COMPLETING POTENTIAL ACQUISITIONS COULD DIVERT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES AND MAY NOT PRODUCE THE DESIRED BUSINESS RESULTS. If we pursue any acquisition, our management could spend a significant amount of time and management and financial resources in the acquisition process and to integrate the acquired business with our existing business. To pay for an acquisition, we may use capital stock, cash, or a combination of both. Alternatively, we may borrow money from a bank or other lender. If we use cash or debt financing, our financial liquidity will be reduced. In addition, from an accounting perspective, an acquisition may involve nonrecurring charges or involve amortization of significant amounts of goodwill that could adversely affect our results of operations.

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

     Any one or more of these factors could affect our business, financial condition and results of operations, and this makes the prediction of results of operations on a quarterly basis unreliable. As a result, we believe that period-to-period comparisons of our historical results of operations and annualized contract values are not necessarily meaningful and should not be relied upon as an indication for future performance. Also, due to these and other factors, it is possible that our quarterly results of operations (including the annualized contract value) may be below expectations. If this happens, the price of our common stock would likely decrease.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. However, our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the three months ended March 31, 2000.

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

PART II - OTHER INFORMATION

Item 2.   RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS.

     On May 19, 1999, we commenced an initial public offering of 3,636,000 shares of common stock, $0.01 par value per share, pursuant to a final prospectus dated May 19, 1999. The prospectus was contained in OneSource's registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-73263) on May 18, 1999. Of the 3,636,000 shares of common stock offered, 2,500,000 shares were offered and sold by OneSource and 1,136,000 shares were offered and sold by certain stockholders of OneSource. The offering closed on May 24, 1999 upon the sale of all 3,636,000 shares. The aggregate offering price of the offering to the public was $43,632,000, with proceeds to OneSource and the selling stockholders, after deduction of the underwriting discount, of $27,900,000 and $12,677,760, respectively. The aggregate amount of expenses incurred by OneSource in connection with the issuance and distribution of the shares of common stock sold in the offering were approximately $3.9 million, including approximately $3.0 million in underwriting discounts and commissions and $0.9 million in other offering expenses.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         Exhibit

         Number          Description
         ------          -----------

         27.1            Financial Data Schedule

(b)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed by OneSource for the quarter ending March 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ONESOURCE INFORMATION SERVICES, INC.



Date:  May 11, 2000                   By: /s/ Roy D. Landon
                                          -----------------------------
                                          Roy D. Landon
                                          Senior Vice President, Chief Financial
                                          Officer (Principal Financial Officer)

                                  EXHIBIT INDEX


                                                                   Sequentially
Exhibit                                                              Numbered
Number                            Description                           Page
--------        -----------------------------------------         --------------

27.1            Financial Data Schedule                                   *



* Exhibit included in EDGAR filing with Securities and Exchange Commission.