Form 10-Q
period 2000-06-30
ONESOURCE INFORMATION SERVICES INC
filed 2000-08-11
CIK 1079880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 2000

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


                          --------------------------

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

The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of August 9, 2000 was 11,686,465.

================================================================================

                      ONESOURCE INFORMATION SERVICES, INC.


                                    CONTENTS

                                                                                      Page
                                                                                      ----
PART I            FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheet as of
                     June 30, 2000 and December 31, 1999                                3

                  Consolidated Statement of Operations:
                     Three months and six months ended June 30, 2000 and 1999           4

                  Consolidated Statement of Cash Flows:
                     Six months ended June 30, 2000 and 1999                            5

                  Notes to Consolidated Financial Statements                            6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk            17

PART II           OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                             18

         Item 4.  Submission of Matters to a Vote of Security Holders                   18

         Item 6.  Exhibits and Reports on Form 8-K                                     19

         Signature                                                                      20

         Exhibit Index                                                                  21

PART I     FINANCIAL INFORMATION

           ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                       ONESOURCE INFORMATION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (unaudited)

                                                                                June 30,       December 31,
                                                                                  2000            1999
                                                                                --------       ------------
                                     Assets
Current assets:
     Cash and cash equivalents .........................................        $ 16,231         $ 13,598
     Accounts receivable, net of allowance for doubtful accounts of
         $362 and $348 at June 30, 2000 and
         December 31, 1999, respectively ...............................          10,661           14,420
     Restricted time deposit ...........................................              --              100
     Deferred subscription costs .......................................           6,037            7,225
     Prepaid expenses and other current assets .........................             237              272
                                                                                --------         --------
         Total current assets ..........................................          33,166           35,615
Property and equipment, net ............................................           4,827            3,422
Intangible assets, net .................................................           8,854            9,606
Restricted time deposits ...............................................             603              603
Other assets ...........................................................             419              452
                                                                                --------         --------
            Total assets ...............................................         $47,869         $ 49,698
                                                                                ========         ========

                      Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of capital lease obligations ......................        $    122         $    205
     Accounts payable ..................................................           1,746            1,501
     Accrued expenses ..................................................           4,842            4,618
     Accrued royalties .................................................           4,108            5,760
     Deferred revenues .................................................          23,808           24,222
                                                                                --------         --------
         Total current liabilities .....................................          34,626           36,306
Capital lease obligations, net of current portion ......................              --               29
                                                                                --------         --------
            Total liabilities ..........................................          34,626           36,335
                                                                                --------         --------
Stockholders' equity:
     Preferred stock, $0.01 par value:
         1,000,000 shares authorized, no shares issued and
         outstanding at June 30, 2000 and December 31, 1999 ............              --               --
     Common stock, $0.01 par value:
         20,000,000 shares authorized, 11,600,974 and 10,381,109
         shares issued and outstanding at June 30, 2000
         and December 31, 1999, respectively ...........................             115              104
     Additional paid-in capital ........................................          29,083           28,504
     Deferred compensation .............................................            (222)            (271)
     Accumulated deficit ...............................................         (15,821)         (14,891)
     Accumulated other comprehensive income (loss) .....................              88              (83)
                                                                                --------         --------
            Total stockholders' equity .................................          13,243           13,363
                                                                                --------         --------
            Total liabilities and stockholders' equity .................        $ 47,869         $ 49,698
                                                                                ========         ========


 The accompanying notes are an integral part of these consolidated financial statements

                       ONESOURCE INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                       For the three months ended        For the six months ended
                                                                June 30,                          June 30,
                                                       --------------------------        -------------------------
                                                         2000             1999             2000             1999
                                                       --------         ---------        --------         --------
 Revenues:
     Web-based product ........................        $ 11,535         $  7,513         $ 21,604         $ 14,416
     CD Rom product and other .................           1,036              867            2,525            2,107
                                                       --------         --------         --------         --------
                                                         12,571            8,380           24,129           16,523
                                                       --------         --------         --------         --------
Cost of revenues:
     Web-based product ........................           3,547            3,331            7,508            6,301
     CD Rom product and other .................             706              354            1,246              841
                                                       --------         --------         --------         --------
                                                          4,253            3,685            8,754            7,142
                                                       --------         --------         --------         --------
     Gross profit .............................           8,318            4,695           15,375            9,381
                                                       --------         --------         --------         --------
 Operating expenses:
     Selling and marketing ....................           5,328            2,994            9,937            5,921
     Platform and product development .........           2,099            1,947            4,450            3,665
     General and administrative ...............           1,237            2,257            2,511            3,117
     Amortization of intangible assets ........             376               --              752               --
                                                       --------         --------         --------         --------
         Total operating expenses .............           9,040            7,198           17,650           12,703
                                                       --------         --------         --------         --------
         Loss from operations .................            (722)          (2,503)          (2,275)          (3,322)
Interest expense ..............................              (4)            (362)             (30)            (554)
Interest income ...............................             239              156              435              255
Other income ..................................             500              500            1,000            1,000
                                                       --------         --------         --------         --------
         Income (loss) before provision for
           income taxes .......................              13           (2,209)            (870)          (2,621)
Provision for income taxes ....................              40               --               60               --
                                                       --------         --------         --------         --------
         Net loss .............................        $    (27)        $ (2,209)        $   (930)        $ (2,621)
                                                       ========         ========         ========         ========

Basic and diluted net loss per share ..........        $   0.00         $  (0.27)        $  (0.08)        $  (0.35)
Weighted average common shares outstanding.....          11,526            8,207           11,194            7,455


        The accompanying notes are an integral part of these consolidated financial statements

                       ONESOURCE INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                    For the six months ended
                                                                            June 30,
                                                                    -------------------------
                                                                      2000             1999
                                                                    --------         --------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows relating to  operating activities:
     Net Loss ..............................................        $   (930)        $ (2,621)
     Adjustments to reconcile net loss to net cash provided
         (used) by operating activities:
         Depreciation and amortization .....................           1,151              772
         Amortization of intangible assets .................             752               --
         Amortization of deferred compensation relating to
           grants of stock options .........................              49               45
         Amortization of debt discount .....................              --               52
         Changes in assets and liabilities:
            Accounts receivable ............................           3,533            4,165
            Deferred subscription costs ....................           1,188              704
            Prepaid expenses and other assets ..............              86              120
            Accounts payable ...............................             299               76
            Accrued expenses ...............................             239           (1,070)
            Accrued royalties ..............................          (1,652)            (896)
            Deferred revenues ..............................             (79)          (2,562)
                                                                    --------         --------
         Net cash provided (used) by operating activities ..           4,636           (1,215)
                                                                    --------         --------

Cash flows relating to investing activities:
     Investment in restricted time deposits ................              --             (415)
     Proceeds from maturity of restricted time deposit .....             100               --
     Purchases of property and equipment ...................          (2,488)          (1,326)
     Capitalization of software development costs ..........             (80)            (113)
                                                                    --------         --------
         Net cash used by investing activities .............          (2,468)          (1,854)
                                                                    --------         --------

Cash flows relating to financing activities:
     Proceeds from issuance of common stock ................             590           27,092
     Repurchase of common stock ............................              --           (3,387)
     Repayment of long-term debt ...........................              --           (6,284)
     Repayments of capital lease obligations ...............            (112)            (252)
                                                                    --------         --------
         Net cash provided by financing activities .........             478           17,169
                                                                    --------         --------
Effect of exchange rate changes on cash and cash equivalents             (13)             (22)
                                                                    --------         --------
Increase in cash and cash equivalents ......................           2,633           14,078
Cash and cash equivalents, beginning of period .............          13,598            8,665
                                                                    --------         --------
Cash and cash equivalents, end of period ...................        $ 16,231         $ 22,743
                                                                    ========         ========


        The accompanying notes are an integral part of these consolidated financial statements

                      ONESOURCE INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

   The accompanying consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited. In the opinion of OneSource's management, the June 30, 2000 and 1999 unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for those periods. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations for the year ending December 31, 2000.

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

2. Earnings Per Share

   Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Total potential common stock consists of 3,389,899 stock options outstanding with a weighted average exercise price of $4.03 per share as of June 30, 2000. All potential common stock have been excluded from the calculation of diluted net loss per share since its inclusion would be anti-dilutive.

3. Comprehensive Income (Loss)

   Total comprehensive income (loss), which includes net income (loss) and the foreign currency translation adjustment, was $109,000 and ($759,000) for the three and six months ended June 30, 2000, respectively, and ($2,184,000) and ($2,560,000) for the three and six months ended June 30, 1999, respectively.

4.  Geographic Information

    Revenue was distributed geographically as follows:

                                         For the Three Months               For the Six months
                                            ended June 30,                    ended June 30,
                                        ----------------------            ----------------------
                                          2000           1999               2000           1999
                                        -------         ------            -------        -------
    United States....................   $10,016         $6,380            $19,264        $12,603
    United Kingdom...................     2,555          2,000              4,865          3,920
                                        -------         ------            -------        -------
                                        $12,571         $8,380            $24,129        $16,523
                                        =======         ======            =======        =======

    Substantially all of OneSource's identifiable assets are located in the United States.

5. Recently Issued Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B, which is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. OneSource does not expect the application of SAB No. 101 to have a significant impact on their financial position or results of operations.

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, (d) and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. OneSource does not expect the application of FIN No. 44 to have a significant impact on their financial position or results of operations.

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

Overview

    OneSource provides Web-based business and financial information to professionals who need quick access to reliable corporate, industry and market intelligence. OneSource was formed as a division of Lotus Development Corporation in 1987 and became an independent company when it was purchased in a management buy-out in 1993. In December 1996, OneSource introduced Business Browser, which today represents over 90% of revenues. OneSource's Business Browser product line is designed to be a comprehensive and easy-to-use business and financial information resource, integrating over 2500 sources of business information from more than 25 category-leading business and financial information providers.

    On October 1, 1999, OneSource acquired Corporate Technology Information Services, Inc. ("Corporate Technology"). Corporate Technology is a provider of high technology company profiles with a focus on emerging private companies. The consideration paid by OneSource was $7.6 million in cash. A portion of the cash consideration is being held in escrow to be released in accordance with the Agreement and Plan of Merger and an Escrow Agreement. For financial statement purposes, this acquisition was accounted for as a purchase and, accordingly, the results of operations of Corporate Technology subsequent to October 1, 1999 have been included in OneSource's consolidated statement of operations.

    Revenues from Web-based products accounted for $21.6 million, or 90% of total revenues, for the six months ended June 30, 2000, an increase from $14.4 million, or 87% of total revenues, for the six months ended June 30, 1999. In the same period, CD Rom product and other revenues, which consist of printed directories and mailing lists (products acquired as part of the Corporate Technology acquisition), increased to $2.5 million, or 10% of total revenues, from $2.1 million, or 13% of total revenues. As of June 30, 2000, 731 organizations subscribed to our Business Browser product line, and the annualized contract value for these organizations was $49.0 million.

    Our revenues for both CD Rom and Web-based products consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products increased 1.7% to $23.2 million as of June 30, 2000 from $22.8 million as of December 31, 1999 and increased 55% from $14.9 million as of June 30, 1999. Other revenues are recognized when goods and services are delivered.

    Cost of revenues consists primarily of royalties to information providers and, to a lesser extent, employee salaries and benefits, facilities allocation and related expenses, depreciation associated with computers for data processing and on-line requirements, and Web hosting expenses. We enter into contracts with our information providers, which generally are for a term of at least one year and are automatically renewable if not canceled with advance notice. These contracts may be terminated under certain circumstances. Under these arrangements, royalties are typically paid on a quarterly basis to information providers. Royalties generally are calculated either as a flat percentage of our revenues, as a fixed fee per period, or in some cases, we pay a calculated fee based upon product growth compared to like periods from the prior year.

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

    Platform and product development expense consists primarily of employee salaries and benefits, facilities allocation and related expenses, as well as outside contractor expenses, relating to the development of our "platform" of core software supporting our products and the development of new products based upon that platform. Platform and product development expense includes expenses relating to the Corporate Technology database product and implementation of our KeyID technology to integrate disparate information sources into our Web-based products.

    General and administrative expense consists primarily of employee salaries and benefits, facilities allocation and related expenses associated with OneSource's management, finance, human resources, management information systems and administrative groups.

     Other income consists of revenue generated in conjunction with the May 1998 sale of our CD-Insurance division. In connection with the disposition, we licensed certain of our CD Rom software to the acquiror in exchange for $4.0 million of license fees. These license fees are being paid in eight equal quarterly installments which began January 1, 1999 and running through December 31, 2000 and will be recognized ratably as other income. During each of the three-month periods ended June 30, 2000 and 1999, OneSource recorded $0.5 million of other income related to the software license agreement.

COMPARISON OF RESULTS FOR THE QUARTER ENDED JUNE 30, 2000 AND JUNE 30, 1999

    Revenues. Total revenues increased 50% to $12.6 million for the quarter ended June 30, 2000 from $8.4 million for the quarter ended June 30, 1999.

    Web-based product revenues increased 54% to $11.5 million for the quarter ended June 30, 2000 from $7.5 million for the quarter ended June 30, 1999. The increase was attributable to the addition of new customers, an increase in the number of user seats purchased by existing customers and the sale of new products to existing customers. At the same time, CD Rom product and other revenues, which consist of printed directories and mailing lists, increased by 19% to $1.0 million in the second quarter of 2000 from $0.9 million in the second quarter of 1999. Included in revenues for the quarter ended June 30, 2000 are $0.9 million of revenue recognized from products related to the acquired Corporate Technology business. Excluding revenues attributable to Corporate Technology, CD Rom revenues decreased 88% to $0.1 million in the second quarter of 2000 from $0.9 million in the second quarter of 1999, as OneSource continued to transition away from its legacy CD Rom business.

    Cost of Revenues. Total cost of revenues increased 15% to $4.3 million for the quarter ended June 30, 2000 from $3.7 million for the quarter ended June 30, 1999. As a percentage of total revenues, total cost of revenues decreased to 34% for the quarter ended June 30, 2000 from 44% for the quarter ended June 30, 1999. The increase in total cost of revenues was principally due to increased royalty expense for our Web-based products and costs associated with the acquired Corporate Technology business. The decrease as a percentage of total revenues is the result of lower effective royalty rates.

    Cost of Web-based product revenues increased 6% to $3.5 million for the quarter ended June 30, 2000 from $3.3 million for the quarter ended June 30, 1999, primarily due to the growth in revenue. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 31% for the quarter ended June 30, 2000 from 44% for the quarter ended June 30, 1999, and was principally due to lower costs of acquiring data from information providers.

    Cost of CD Rom and other product revenues increased 99% to $0.71 million for the quarter ended June 30, 2000 from $0.35 million for the quarter ended June 30, 1999. This increase was solely due to costs associated with the acquired Corporate Technology business, but was partially offset by a decrease in CD Rom costs attributable to decreased revenues resulting from OneSource's continued shift away from its legacy CD Rom product line. As a percentage of CD Rom and other product revenues, cost of CD Rom and other product revenues increased to 68% for the quarter ended June 30, 2000 from 41% for the quarter ended June 30, 1999.

    Selling and Marketing Expense. Selling and marketing expense increased 78% to $5.3 million for the quarter ended June 30, 2000 from $3.0 million for the quarter ended June 30, 1999, principally due to increased headcount and expenses incurred to hire and train new sales personnel as well as the addition of a telesales group associated with the acquired Corporate Technology business. Selling and marketing expense increased as a percentage of total revenues to 42% for the quarter ended June 30, 2000 from 36% for the quarter ended June 30, 1999. We expect sales and marketing expenses to increase as we continue to hire and train additional sales personnel.

    Platform and Product Development Expense. Platform and product development expense increased 8% to $2.1 million for the quarter ended June 30, 2000 from $1.9 million for the quarter ended June 30, 1999. This increase was due principally to additional headcount to meet new product demands as well as the addition of system engineers associated with the acquired Corporate Technology business. Platform and product development expense decreased as a percentage of total revenues to 17% for the quarter ended June 30, 2000 from 23% for the quarter ended June 30, 1999.

   General and Administrative Expense. General and administrative expense decreased 45% to $1.2 million for the quarter ended June 30, 2000 from $2.3 million for the quarter ended June 30, 1999. General and administrative expense decreased as a percentage of total revenues to 10% for the quarter ended June 30, 2000 from 27% for the quarter ended June 30, 1999. These decreases were primarily the result of non-recurring expenses incurred by OneSource for the quarter ended June 30, 1999, which relate to arrangements, which were terminated upon the completion of our initial public offering in May 1999.

    Amortization of Intangible Assets. Amortization of intangible assets for the quarter ended June 30, 2000 was $0.4 million. This expense is the result of the acquisition of Corporate Technology and the associated amortization of intangible assets acquired as part of that transaction.

    Interest Income, Net. Interest income, net of interest expense, increased 214% to $0.2 million of net interest income for the quarter ended June 30, 2000 from $0.2 million of net interest expense for the quarter ended June 30, 1999. This increase was primarily due to invested cash balances from the public offering proceeds and cash generated from operations.

    Other Income. Other income was $0.5 million for each of the quarters ended June 30, 2000 and 1999 and was attributable to a software license agreement in connection with the May 1998 sale of our CD-Insurance division for the license and support services provided during the period.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

    Revenues. Total revenues increased 46% to $24.1 million for the six months ended June 30, 2000 from $16.5 million for the six months ended June 30, 1999.

    Web-based product revenues increased 50% to $21.6 million for the six months ended June 30, 2000 from $14.4 million for the six months ended June 30, 1999. The increase was attributable to the addition of new customers, an increase in the number of user seats purchased by existing customers and the sale of new products to existing customers. At the same time, CD Rom product and other revenues, which consist of printed directories and mailing lists, increased by 20% to $2.5 million in the first six months of 2000 from $2.1 million in the first six months of 1999. Included in revenues for the six months ended June 30, 2000 were $2.3 million of revenue recognized from products related to the acquired Corporate Technology business. Excluding revenues attributable to Corporate Technology, CD Rom revenues decreased 89% to $0.2 million in the first six months of 2000 from $2.1 million in the first six months of 1999, as OneSource continued to transition away from its legacy CD Rom business.

    Cost of Revenues. Total cost of revenues increased 23% to $8.8 million for the six months ended June 30, 2000 from $7.1 million for the six months ended June 30, 1999. As a percentage of total revenues, total cost of revenues decreased to 36% for the six months ended June 30, 2000 from 43% for the six months ended June 30, 1999. The increase in total cost of revenues was due to increased royalty expense for our Web-based products and costs associated with the acquired Corporate Technology business.

    Cost of Web-based product revenues increased 19% to $7.5 million for the six months ended June 30, 2000 from $6.3 million for the six months ended June 30, 1999, primarily due to the growth in revenue. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 35% for the six months ended June 30, 2000 from 44% for the six months ended June 30, 1999, due to an increase in our customer base and expansion of existing customers, which enabled OneSource to better leverage royalty rates and infrastructure expenses.

    Cost of CD Rom and other product revenues increased 48% to $1.2 million for the six months ended June 30, 2000 from $0.84 million for the six months ended June 30, 1999. This increase was solely due to costs associated with the acquired Corporate Technology business, but was partially offset by a decrease in CD Rom costs attributable to decreased revenues resulting from OneSource's continued shift away from its legacy CD Rom product line. As a percentage of CD Rom product revenues, cost of CD Rom and other product revenues increased to 49% for the six months ended June 30, 2000 from 40% for the six months ended June 30, 1999.

    Selling and Marketing Expense. Selling and marketing expense increased 68% to $9.9 million for the six months ended June 30, 2000 from $5.9 million for the six months ended June 30, 1999, principally due to increased headcount and expenses incurred to hire and train new sales personnel as well as the addition of a telesales group associated with the acquired Corporate Technology business. Selling and marketing expense increased as a percentage of total revenues to 41% for the six months ended June 30, 2000 from 36% for the six months ended June 30, 1999. We expect sales and marketing expenses to increase as we continue to hire and train additional sales personnel.

    Platform and Product Development Expense. Platform and product development expense increased 21% to $4.5 million for the six months ended June 30, 2000 from $3.7 million for the six months ended June 30, 1999. This increase was due principally to additional headcount to meet new product demands as well as the addition of system engineers associated with the acquired Corporate Technology business. Platform and product development expense decreased as a percentage of total revenues to 18% for the six months ended June 30, 2000 from 22% for the six months ended June 30, 1999.

    General and Administrative Expense. General and administrative expense decreased 19% to $2.5 million for the six months ended June 30, 2000 from $3.1 million for the six months ended June 30, 1999. General and administrative expense decreased as a percentage of total revenues to 10% for the six months ended June 30, 2000 from 19% for the quarter ended June 30, 1999. These decreases were primarily the result of non-recurring expenses incurred by OneSource for the quarter ended June 30, 1999, which relate to arrangements, which were terminated upon the completion of our initial public offering in May 1999.

    Amortization of Intangible Assets. Amortization of intangible assets for the six months ended June 30, 2000 was $0.8 million. This expense is the result of the acquisition of Corporate Technology and the associated amortization of intangible assets acquired as part of that transaction.

    Interest Income, Net. Interest income, net of interest expense, increased 235% to $0.4 million of net interest income for the six months ended June 30, 2000 from $0.3 million of net interest expense for the six months ended June 30, 1999. This increase was primarily due to invested cash balances from the public offering proceeds and cash generated from operations.

     Other Income. Other income was $1.0 million for each of the six months ended June 30, 2000 and 1999 and was attributable to a software license agreement in connection with the May 1998 sale of our CD-Insurance division for the license and support services provided during the period.

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

     The calculation of annualized contract value for our Web-based products is illustrated below:


                                                ONE MONTH
                                               OF INVOICED
                               WEB-BASED         FEES IN
                               DEFERRED          DEFERRED         ANNUALIZED
 MEASUREMENT DATE              REVENUES          REVENUES        CONTRACT VALUE
 ----------------              --------        -----------       --------------
                                              (IN THOUSANDS)
June 30, 1999...............    $14,905          $2,587.5          $31,051
June 30, 2000...............     23,165           4,081.0           48,973

     We have increased annualized contract value attributable to Web-based products 58% to $49.0 million as of June 30, 2000 from $31.1 million as of June 30, 1999. The number of Web-based customers has increased 48% to 731 at June 30, 2000 from 493 at June 30, 1999. At the same time, the average annualized contract value of all Web-based product customers has increased 6% to $67,000 per customer at June 30, 2000 from $63,000 per customer at June 30, 1999. This growth was attributable to an increase in the number of user seats purchased by customers and the addition of new products.

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

     Our cash and cash equivalents totaled $16.2 million at June 30, 2000, compared to $13.6 million at December 31, 1999, and $22.7 million at June 30, 1999. The increase of $2.6 million from December 31,1999 is primarily due to funds provided by operating activities, while the decrease of $6.5 million from June 30, 1999 is primarily due to funds used to acquire Corporate Technology.

     Net cash provided by operating activities was $4.6 million for the six months ended June 30, 2000, compared to net cash used in operating activities of $1.2 million for the six months ended June 30, 1999.

    Net cash used in investing activities was $2.5 million for the six months ended June 30, 2000, compared to $1.9 million for the six months ended June 30, 1999. Cash used in investing activities was primarily attributable to the purchases of property and equipment for $2.5 million and $1.3 million during the six months ended June 30, 2000 and 1999, respectively, as well as $0.4 million of cash used to purchase a restricted time deposit used to guarantee a letter of credit related to our new headquarters in 1999.

     Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2000, compared to $17.2 million for the six months ended June 30, 1999. Net cash provided by financing activities in 2000 primarily consisted of net proceeds from the sale of common stock, offset in part by repayments of capital lease obligations. Net cash provided by financing activities in 1999 primarily consisted of net proceeds from the sale of common stock, offset in part by the repurchase and retirement of common stock and repayments of debt and capital lease obligations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B, which is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. OneSource does not expect the application of SAB No. 101 to have a significant impact on their financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, (d) and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. OneSource does not expect the application of FIN No. 44 to have a significant impact on their financial position or results of operations.

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

     OUR BUSINESS BROWSER PRODUCTS HAVE NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998, $6.4 million in 1999 and $2.3 million for the six months ended June 30, 2000. In addition, we have not reached the critical mass of users of Web-based products, that we believe is necessary to effectively leverage our royalty payments and infrastructure expenses in order to become profitable. As of June 30, 2000, we had an accumulated deficit of $15.8 million.

     WE RELY ON OUR BUSINESS BROWSER PRODUCT LINE, AND WE WILL NOT SUCCEED UNLESS DEMAND FOR OUR BUSINESS BROWSER PRODUCTS CONTINUES TO GROW. Subscription revenues from our Business Browser product line accounted for 90% of total revenues for the six months ended June 30, 2000, 90% of total revenues in 1999, 53% of total revenues in 1998 and 11% in 1997. We are phasing out our legacy CD Rom products that are not part of the Business Browser product line. As a result, our future financial condition will depend heavily on the success or failure of our Business Browser product line. Business Browser products were introduced in December 1996 and it is difficult to predict demand and market acceptance for these products in the new and rapidly evolving Web-based business information services market. If the demand for Business Browser products does not grow, whether due to competition, lack of market acceptance, failure of Internet or Web use to grow in general, technological change or other factors, our business would suffer significantly.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. However, our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was not significant for the six months ended June 30, 2000.

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

PART II- OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

Item 4.  SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS.

a.       The annual meeting of stockholders was held on May 25, 2000.

b.       No information provided due to inapplicability of item.

c. A vote was proposed to (1) elect four directors to the Company's Board of Directors, each to serve for a term of one year or until his successor is duly elected and qualified; (2) consider and act upon a proposal to approve an amendment to the 1999 Stock Option and Incentive Plan to increase the aggregate number of shares of Common Stock that may be issued pursuant to said plan by 1 million shares; and (3) ratify the selection of PricewaterhouseCoopers LLP independent public accountants, as auditors for the fiscal year ending December 31, 2000.

         The voting results are as follows:

        ----------------------------------------------------------------------------------------
                                                                                   Votes
                                              Votes For       Votes Against  Withheld/Abstained
        ----------------------------------------------------------------------------------------
        ----------------------------------------------------------------------------------------
        (1)  Martin Kahn                      9,846,771             N/A            48,815

        ----------------------------------------------------------------------------------------
             Daniel J. Schimmel               9,847,178             N/A            48,408
        ----------------------------------------------------------------------------------------
             David Dominik                    9,848,806             N/A            46,780
        ----------------------------------------------------------------------------------------
             Gregg S. Newmark                 9,848,806             N/A            46,780
        ----------------------------------------------------------------------------------------
        (2)  1999 Stock Option and            6,309,557         606,225            28,578
             Incentive Plan
        ----------------------------------------------------------------------------------------
        (3)  PricewaterhouseCoopers           9,891,218             888             3,480
        ----------------------------------------------------------------------------------------

d.       No information provided due to inapplicability of item.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         Exhibit
         Number           Description
         ------           -----------

          10.1            1999 Stock Option and Incentive Plan, as amended

          10.2            1999 Employee Stock Purchase Plan, as amended

          27.1            Financial Data Schedule


(b)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed by OneSource for the quarter ending June 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ONESOURCE INFORMATION SERVICES, INC.





Date:   August 11, 2000                By: /s/ Roy D. Landon
                                           -------------------------------------
                                           Roy D. Landon
                                           Senior Vice President, Chief
                                           Financial Officer (Principal
                                           Financial Officer)

                                  EXHIBIT INDEX


                                                                Sequentially
Exhibit                                                           Numbered
Number                  Description                                 Page
-------   ------------------------------------------------      -------------
 10.1     1999 Stock Option and Incentive Plan, as amended           22
 10.2     1999 Employee Stock Purchase Plan, as amended              28
 27.1     Financial Data Schedule                                     *




  * Exhibit included in EDGAR filing with Securities and Exchange Commission.