Form 10-Q
period 2000-09-30
ONESOURCE INFORMATION SERVICES INC
filed 2000-11-13
CIK 1079880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Transition period from ______ to ______

                         Commission File Number 0-25849

                      ONESOURCE INFORMATION SERVICES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                              04-3204522
    --------------------------------    ------------------------------------
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

The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of November 10, 2000 was 12,113,808.

                      ONESOURCE INFORMATION SERVICES, INC.

                                    CONTENTS

                                                                            PAGE
--------------------------------------------------------------------------------
PART I     FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheet as of
              September 30, 2000 and December 31, 1999                         3
           Consolidated Statement of Operations for the
              Three months and nine months ended September 30, 2000 and 1999   4
           Consolidated Statement of Cash Flows for the
              Nine months ended September 30, 2000 and 1999                    5

           Notes to Consolidated Financial Statements                          6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           8

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         18

PART II    OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                          18

  Item 6.  Exhibits and Reports on Form 8-K                                   19

  Signature                                                                   20
  Exhibit Index                                                               21

PART I FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      ONESOURCE INFORMATION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)
                                  (unaudited)

                                                                        September 30,       December 31,
                                                                             2000               1999
                                                                        -------------       ------------
                              Assets
Current assets:
     Cash and cash equivalents ....................................          $ 16,729           $ 13,598
     Accounts receivable, net of allowance for doubtful accounts of
        $375 and $348 at September 30, 2000 and
        December 31, 1999 respectively ............................             8,841             14,420
     Restricted time deposit ......................................                --                100
     Deferred subscription costs ..................................             5,300              7,225
     Prepaid expenses and other current assets ....................               342                272
                                                                        -------------       ------------
        Total current assets ......................................            31,212             35,615
Property and equipment, net .........,,,,,.........................             5,260              3,422
Intangible assets, net ............................................             8,478              9,606
Restricted time deposits ..........................................               603                603
Other assets ......................................................               414                452
                                                                        -------------       ------------
           Total assets ...........................................          $ 45,967           $ 49,698
                                                                        =============       ============

             Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of capital lease obligations .................          $     63           $    205
     Accounts payable .............................................             1,183              1,501
     Accrued expenses .............................................             4,382              4,618
     Accrued royalties ............................................             4,189              5,760
     Deferred revenues ............................................            21,808             24,222
                                                                        -------------       ------------
        Total current liabilities .................................            31,625             36,306
Capital lease obligations, net of current portion .................                --                 29
                                                                        -------------       ------------
           Total liabilities ......................................            31,625             36,335
                                                                        -------------       ------------
Stockholders' equity:
     Preferred stock, $0.01 par value:
       1,000,000 shares authorized, no shares issued and
       outstanding at September 30, 2000 and December 31, 1999 ....                --                 --
     Common stock, $0.01 par value:
       20,000,000 shares authorized, 11,702,762 and 10,381,109
       shares issued and outstanding at September 30,2000
       and December 31, 1999, respectively ........................               117                104
     Additional paid-in capital ...................................            29,423             28,504
     Deferred compensation ........................................              (198)              (271)
     Accumulated deficit ..........................................           (15,185)           (14,891)
     Accumulated other comprehensive income (loss) ................               185                (83)
                                                                        -------------       ------------
           Total stockholders' equity .............................            14,342             13,363
                                                                        -------------       ------------
           Total liabilities and stockholders' equity .............          $ 45,967           $ 49,698
                                                                        =============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                            For the three months ended        For the nine months ended
                                                                  September 30,                     September 30,
                                                            -------------------------         -------------------------
                                                              2000             1999             2000             1999
                                                            --------         --------         --------         --------
Revenues:
     Web-based product .............................        $ 12,674         $  8,383         $ 34,278         $ 22,799
     CD Rom product and other ......................             982              335            3,507            2,442
                                                            --------         --------         --------         --------
                                                              13,656            8,718           37,785           25,241
                                                            --------         --------         --------         --------

Cost of revenues:
     Web-based product .............................           3,977            3,466           11,485            9,767
     CD Rom product and other ......................             563              197            1,809            1,038
                                                            --------         --------         --------         --------
                                                               4,540            3,663           13,294           10,805
                                                            --------         --------         --------         --------
     Gross profit ..................................           9,116            5,055           24,491           14,436
                                                            --------         --------         --------         --------
Operating expenses:
     Selling and marketing .........................           5,472            3,284           15,409            9,205
     Platform and product development ..............           2,113            2,074            6,563            5,739
     General and administrative ....................           1,208            1,068            3,719            4,185
     Amortization of intangible assets .............             376               --            1,128               --
                                                            --------         --------         --------         --------
        Total operating expenses ...................           9,169            6,426           26,819           19,129
                                                            --------         --------         --------         --------
        Loss from operations .......................             (53)          (1,371)          (2,328)          (4,693)
Interest expense ...................................             (58)             (70)             (88)            (624)
Interest income ....................................             264              270              699              525
Other income .......................................             500              500            1,500            1,500
                                                            --------         --------         --------         --------
     Income (loss) before provision for income taxes             653             (671)            (217)          (3,292)
Provision for income taxes .........................              17               --               77               --
                                                            --------         --------         --------         --------
     Net income (loss) .............................        $    636         $   (671)        $   (294)        $ (3,292)
                                                            ========         ========         ========         ========

Basic and diluted net income (loss) per share ......        $   0.05         $  (0.07)        $  (0.03)        $  (0.39)
Weighted average common shares outstanding:
     Basic .........................................          11,664           10,061           11,352            8,340
     Diluted .......................................          13,734           10,061           11,352            8,340

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                    For the nine months ended
                                                                          September 30,
                                                                    -------------------------
                                                                      2000             1999
                                                                    --------         --------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows relating to operating activities:
     Net loss ..............................................        ($   294)        ($ 3,292)
     Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
        Depreciation and amortization ......................           1,813            1,212
        Amortization of intangible assets ..................           1,128               --
        Amortization of deferred compensation relating to
           grants of stock options .........................              73               78
        Amortization of debt discount ......................              --               52
        Changes in assets and liabilities:
          Accounts receivable ..............................           5,296            3,380
          Deferred subscription costs ......................           1,925              689
          Prepaid expenses and other assets ................             (25)              86
          Accounts payable .................................            (189)             144
          Accrued expenses .................................            (268)            (127)
          Accrued royalties ................................          (1,571)            (434)
          Deferred revenues ................................          (1,891)          (2,531)
                                                                    --------         --------
     Net cash provided (used) by operating activities ......           5,997             (743)
                                                                    --------         --------

Cash flows relating to investing activities:
     Investment in restricted time deposits ................              --             (415)
     Proceeds from maturity of restricted time deposit .....             100               --
     Purchases of property and equipment ...................          (3,549)          (2,020)
     Capitalization of software development costs ..........            (120)            (169)
     Deposit for subsequent acquisition ....................              --           (7,610)
                                                                    --------         --------
        Net cash used by investing activities ..............          (3,569)         (10,214)
                                                                    --------         --------

Cash flows relating to financing activities:
     Proceeds from issuance of common stock ................             932           26,985
     Repurchase of common stock ............................              --           (3,387)
     Repayment of long-term debt ...........................              --           (6,284)
     Repayments of capital lease obligations ...............            (171)            (360)
                                                                    --------         --------
        Net cash provided by financing activities ..........             761           16,954
                                                                    --------         --------

Effect of exchange rate changes on cash and cash equivalents             (58)               3
                                                                    --------         --------
Increase in cash and cash equivalents ......................           3,131            6,000
Cash and cash equivalents, beginning of period .............          13,598            8,665
                                                                    --------         --------
Cash and cash equivalents, end of period ...................        $ 16,729         $ 14,665
                                                                    ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

     The accompanying consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of OneSource's management, the September 30, 2000 and 1999 unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for those periods. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the year ending December 31, 2000.

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

2. Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock.

     Shares used in calculating basic and diluted net income (loss) per share are as follows (in thousands):

                                                     Three months                      Nine months
                                                  ended September 30,              ended September 30,
                                                ------------------------        ------------------------
                                                  2000            1999            2000            1999
                                                --------        --------        --------        --------
Weighted average shares outstanding
     used for basic net income (loss)
     per share                                    11,664          10,061          11,352           8,340

Dilutive stock options                             2,070              --              --              --
                                                --------        --------        --------        --------
Weighted average shares outstanding
     used for dilutive net income (loss)
     per share                                    13,734          10,061          11,352           8,340
                                                ========        ========        ========        ========

     Options to purchase 85,579 shares were outstanding at September 30, 2000 but not included in the computation of diluted net income (loss) per share because the exercise prices of the options were greater than the average market price of the Company's common stock during the three months ended September 30, 2000.

 All potential common stock have been excluded from the calculation of diluted earnings per share for the three months ended September 30, 1999 and the nine months ended September 30, 2000 and 1999 since its inclusion would be anti-dilutive. Total potential common stock consists of 3,346,771 and 3,931,069 shares of common stock issuable upon the exercise of stock options outstanding with a weighted average exercise price of $4.12 and $2.27 per share as of September 30, 2000 and 1999, respectively.

3. Comprehensive Income (Loss)

     Total comprehensive income (loss), which includes net income (loss) and the foreign currency translation adjustment, was $733,000 and ($26,000) for the three and nine months ended September 30, 2000, respectively, and ($725,000) and ($3,286,000) for the three and nine months ended September 30, 1999, respectively.

4. Geographic Information

     Revenue was distributed geographically as follows (in thousands):

                                          For the three months               For the nine months
                                           ended September 30,               ended  September 30,
                                        -------------------------         -------------------------
                                          2000             1999             2000             1999
                                        --------         --------         --------         --------
United States .....................     $ 10,630         $  6,680         $ 29,894         $ 19,283
United Kingdom ....................        3,026            2,038            7,891            5,958
                                        --------         --------         --------         --------
                                        $ 13,656         $  8,718         $ 37,785         $ 25,241
                                        ========         ========         ========         ========

Substantially all of OneSource's identifiable assets are located in the United States.

5. Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. OneSource, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures. OneSource will adopt SFAS No. 133 as required by SFAS No. 137 in fiscal year 2001.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B, which is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. OneSource does not expect the application of SAB No.101 to have a significant impact on its financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN No. 44 did not impact OneSource's financial position or results of operations.

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

     Revenues from Web-based products accounted for $34.3 million, or 91% of total revenues, for the nine months ended September 30, 2000, an increase from $22.8 million, or 90% of total revenues, for the nine months ended September 30, 1999. In the same period, CD Rom product and other revenues, which consist of printed directories and mailing lists (products acquired as part of the Corporate Technology acquisition) increased to $3.5 million, or 9% of total revenues, from $2.4 million, or 10% of total revenues. As of September 30, 2000, 831 organizations subscribed to our Business Browser product line, and the annualized contract value for these organizations was $53.8 million.

     Our revenues for both CD Rom and Web-based products consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products decreased 6% to $21.5 million as of September 30, 2000 from $22.8 million as of December 31, 1999 and increased 41% from $15.2 million as of September 30, 1999. Other revenues are recognized when goods and services are delivered.

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

     Platform and product development expense consists primarily of employee salaries and benefits, facilities allocation and related expenses, as well as outside contractor expenses, relating to the development of our "platform" of core software supporting our products and the development of new products based upon that platform. Platform and product development expense also includes expenses relating to our KeyID technology to integrate disparate information sources into our Web-based products.

     General and administrative expense consists primarily of employee salaries and benefits, facilities allocation and related expenses associated with OneSource's management, finance, human resources, management information systems and administrative groups.

     Other income consists of revenue generated in conjunction with the May 1998 sale of our CD-Insurance division. In connection with the disposition, we licensed certain of our CD Rom software to the acquiror in exchange for $4.0 million of license fees. These license fees are being paid in eight equal quarterly installments which began January 1, 1999 and running through December 31, 2000 and will be recognized ratably as other income. During each of the three-month periods ended September 30, 2000 and 1999, OneSource recorded $0.5 million of other income related to the software license agreement.

COMPARISON OF RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

     Revenues. Total revenues increased 57% to $13.7 million for the quarter ended September 30, 2000 from $8.7 million for the quarter ended September 30, 1999.

     Web-based product revenues increased 51% to $12.7 million for the quarter ended September 30, 2000 from $8.4 million for the quarter ended September 30, 1999. The increase was attributable to the addition of new customers, an increase in the number of user seats purchased by existing customers and the sale of new products to existing customers. At the same time, CD Rom product and other revenues, which consist of printed directories and mailing lists, increased by 193% to $1.0 million in the third quarter of 2000 from $0.3 million in the third quarter of 1999. Included in other revenues for the quarter ended September 30, 2000 are $0.9 million of revenue recognized from products related to the acquired Corporate Technology business. Excluding revenues attributable to Corporate Technology, CD Rom revenues decreased 67% to $0.1 million in the third quarter of 2000 from $0.3 million in the third quarter of 1999, as OneSource continued to transition away from its legacy CD Rom business.

     Cost of Revenues. Total cost of revenues increased 24% to $4.5 million for the quarter ended September 30, 2000 from $3.7 million for the quarter ended September 30, 1999. As a percentage of total revenues, total cost of revenues decreased to 33% for the quarter ended September 30, 2000 from 42% for the quarter ended September 30, 1999. The increase in total cost of revenues was principally due to increased royalty expense for our Web-based products and costs associated with the acquired Corporate Technology business. The decrease as a percentage of total revenues is the result of lower effective royalty rates paid to information providers.

     Cost of Web-based product revenues increased 15% to $4.0 million for the quarter ended September 30, 2000 from $3.5 million for the quarter ended September 30, 1999, primarily due to the growth in revenue. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 31% for the quarter ended September 30, 2000 from 41% for the quarter ended September 30, 1999, and was principally due to lower costs of acquiring data from information providers.

     Cost of CD Rom product and other revenues increased 186% to $0.6 million for the quarter ended September 30, 2000 from $0.2 million for the quarter ended September 30, 1999. This increase was solely due to costs associated with the acquired Corporate Technology business, but was partially offset by a decrease in CD Rom costs attributable to decreased revenues resulting from OneSource's continued shift away from its legacy CD Rom product line. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues decreased to 57% for the quarter ended September 30, 2000 from 59% for the quarter ended September 30, 1999.

     Selling and Marketing Expense. Selling and marketing expense increased 67% to $5.5 million for the quarter ended September 30, 2000 from $3.3 million for the quarter ended September 30, 1999, principally due to increased headcount and expenses incurred to hire and train new sales personnel as well as the addition of a telesales group associated with the acquired Corporate Technology business. Selling and marketing expense increased as a percentage of total revenues to 40% for the quarter ended September 30, 2000 from 38% for the quarter ended September 30, 1999. We expect to see further increases in selling and marketing expense as we continue to build our international market presence.

     Platform and Product Development Expense. Platform and product development expense was consistent at $2.1 million for the three months ended September 30, 2000 and September 30, 1999. Platform and product development expense decreased as a percentage of total revenues to 15% for the quarter ended September 30, 2000 from 24% for the quarter ended September 30, 1999.

     General and Administrative Expense. General and administrative expense increased 13% to $1.2 million for the quarter ended September 30, 2000 from $1.1 million for the quarter ended September 30, 1999. This increase was due principally to additional headcount associated with the acquired Corporate Technology business. General and administrative expense decreased as a percentage of total revenues to 9% for the quarter ended September 30, 2000 from 12% for the quarter ended September 30, 1999.

     Amortization of Intangible Assets. Amortization of intangible assets for the quarter ended September 30, 2000 was $0.4 million. This expense is the result of the acquisition of Corporate Technology and the associated amortization of intangible assets acquired as part of that transaction.

     Interest Income, Net. Interest income, net of interest expense, was consistent at $0.2 million of net interest income for both the quarter ended September 30, 2000 and the quarter ended September 30, 1999.

     Other Income. Other income was $0.5 million for each of the quarters ended September 30, 2000 and 1999 and was attributable to a software license agreement in connection with the May 1998 sale of our CD-Insurance division for the license and support services provided during the period.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

     Revenues. Total revenues increased 50% to $37.8 million for the nine months ended September 30, 2000 from $25.2 million for the nine months ended September 30, 1999.

     Web-based product revenues increased 50% to $34.3 million for the nine months ended September 30, 2000 from $22.8 million for the nine months ended September 30, 1999. The increase was attributable to the addition of new customers, an increase in the number of user seats purchased by existing customers and the sale of new products to existing customers. At the same time, CD Rom product and other revenues, which consist of printed directories and mailing lists, increased by 44% to $3.5 million in the first nine months of 2000 from $2.4 million in the first nine months of 1999. Included in revenues for the nine months ended September 30, 2000 were $3.2 million of revenue recognized from products related to the acquired Corporate Technology business. Excluding revenues attributable to Corporate Technology, CD Rom revenues decreased 87% to $0.3 million in the first nine months of 2000 from $2.4 million in the first nine months of 1999, as OneSource continued to transition away from its legacy CD Rom business.

     Cost of Revenues. Total cost of revenues increased 23% to $13.3 million for the nine months ended September 30, 2000 from $10.8 million for the nine months ended September 30, 1999. As a percentage of total revenues, total cost of revenues decreased to 35% for the nine months ended September 30, 2000 from 43% for the nine months ended September 30, 1999. The increase in total cost of revenues was due to increased royalty expense for our Web-based products and costs associated with the acquired Corporate Technology business. The decrease as a percentage of total revenues is the result of lower effective royalty rates paid to information providers.

     Cost of Web-based product revenues increased 18% to $11.5 million for the nine months ended September 30, 2000 from $9.8 million for the nine months ended September 30, 1999, primarily due to the growth in revenue. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 34% for the nine months ended September 30, 2000 from 43% for the nine months ended September 30, 1999, due to an increase in our customer base and expansion of existing customers, which enabled OneSource to lower its effective royalty rates and infrastructure expenses.

     Cost of CD Rom and other product revenues increased 74% to $1.8 million for the nine months ended September 30, 2000 from $1.0 million for the nine months ended September 30, 1999. This increase was solely due to costs associated with the acquired Corporate Technology business, but was partially offset by a decrease in CD Rom costs attributable to decreased revenues resulting from OneSource's continued shift away from its legacy CD Rom product line. As a percentage of CD Rom product revenues, cost of CD Rom and other product revenues increased to 52% for the nine months ended September 30, 2000 from 43% for the nine months ended September 30, 1999.

     Selling and Marketing Expense. Selling and marketing expense increased 67% to $15.4 million for the nine months ended September 30, 2000 from $9.2 million for the nine months ended September 30, 1999, principally due to increased headcount and expenses incurred to hire and train new sales personnel as well as the addition of a telesales group associated with the acquired Corporate Technology business. Selling and marketing expense increased as a percentage of total revenues to 41% for the nine months ended September 30, 2000 from 36% for the nine months ended September 30, 1999. We expect sales and marketing expenses to increase as we continue to hire and train additional sales personnel.

     Platform and Product Development Expense. Platform and product development expense increased 14% to $6.6 million for the nine months ended September 30, 2000 from $5.7 million for the nine months ended September 30, 1999. This increase was due principally to additional headcount to meet new product development demands. Platform and product development expense decreased as a percentage of total revenues to 17% for the nine months ended September 30, 2000 from 23% for the nine months ended September 30, 1999.

     General and Administrative Expense. General and administrative expense decreased 11% to $3.7 million for the nine months ended September 30, 2000 from $4.2 million for the nine months ended September 30, 1999. General and administrative expense decreased as a percentage of total revenues to 10% for the nine months ended September 30, 2000 from 17% for the nine months ended September 30, 1999. These decreases were primarily the result of non-recurring expenses incurred by OneSource, which relate to arrangements which were terminated upon the completion of our initial public offering in May 1999.

     Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended September 30, 2000 was $1.1 million. This expense is the result of the acquisition of Corporate Technology and the associated amortization of intangible assets acquired as part of that transaction.

     Interest Income, Net. Interest income, net of interest expense, increased 717% to $0.6 million of net interest income for the nine months ended September 30, 2000 from $0.1 million of net interest expense for the nine months ended September 30, 1999. This increase was primarily due to invested cash balances from the public offering proceeds and cash generated from operations.

     Other Income. Other income was $1.5 million for each of the nine months ended September 30, 2000 and 1999 and was attributable to a software license agreement in connection with the May 1998 sale of our CD-Insurance division for the license and support services provided during the period.

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

     The calculation of annualized contract value for our Web-based products is illustrated below:

                                                              ONE MONTH
                                                             OF INVOICED
                                              WEB-BASED        FEES IN
                                              DEFERRED         DEFERRED        ANNUALIZED
MEASUREMENT DATE                              REVENUES         REVENUES      CONTRACT VALUE
----------------                              --------       -----------     --------------
                                                            (IN THOUSANDS)
September 30, 1999........................    $ 15,164         $2,846.6         $ 34,159
September 30, 2000........................      21,517          4,479.8           53,757

     We have increased annualized contract value attributable to Web-based products 57% to $53.8 million as of September 30, 2000 from $34.2 million as of September 30, 1999. The number of Web-based customers has increased 56% to 831 at September 30, 2000 from 531 at September 30, 1999. At the same time, the average annualized contract value of all Web-based product customers has increased to $64,700 per customer at September 30, 2000 from $64,300 per customer at September 30, 1999.

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

     Our cash and cash equivalents totaled $16.7 million at September 30, 2000, compared to $13.6 million at December 31, 1999, and $14.7 million at September 30, 1999. The increase of $3.1 million from December 31,1999 is primarily due to funds provided by operating activities.

     Net cash provided by operating activities was $6.0 million for the nine months ended September 30, 2000, compared to net cash used in operating activities of $0.7 million for the nine months ended September 30, 1999. The net change of $6.7 million period to period is the result of a lower net loss of $3.0 million, increased depreciation and amortization of $1.7 million and a favorable net change of assets and liabilities of $2.0 million.

     Net cash used in investing activities was $3.6 million for the nine months ended September 30, 2000, compared to $10.2 million for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, cash used in investing activities was primarily used for the purchase of property and equipment of $3.6 million. During the nine months ended September 30, 1999, cash used in investing activities was primarily used for $7.6 million of funds placed in escrow for the purchase of Corporate Technology Information Services, Inc., the purchase of property and equipment for $2.0 million, as well as $0.4 million of cash used to purchase a restricted time deposit used to guarantee a letter of credit related to our new headquarters.

     Net cash provided by financing activities was $0.8 million for the nine months ended September 30, 2000, compared to $17.0 million for the nine months ended September 30, 1999. Net cash provided by financing activities in 2000 primarily consisted of net proceeds from the sale of common stock, offset in part by repayments of capital lease obligations. Net cash provided by financing activities in 1999 primarily consisted of net proceeds from the sale of common stock, offset in part by the repurchase and retirement of common stock and repayments of debt and capital lease obligations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. OneSource, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures. OneSource will adopt SFAS No. 133 as required by SFAS No. 137 in fiscal year 2001.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B, which is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. OneSource does not expect the application of SAB No.101 to have a significant impact on their financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, (d) and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN No. 44 did not impact OneSource's financial position or results of operations.

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

     WE HAVE A LIMITED OPERATING HISTORY WITH BUSINESS BROWSER AND THE PRODUCTS ACQUIRED FROM CORPORATE TECHNOLOGY ON WHICH TO EVALUATE OUR PROSPECTS. We began operations as an independent company in 1993. We began to migrate our business to the Web from CD Rom-based products in early 1996, and launched the Web-based Business Browser product line in December 1996. In 1999, we acquired several products, primarily consisting of CD Rom, printed directories and mailing lists from Corporate Technology. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies transitioning to a new product line, particularly companies in the new and rapidly evolving market for Internet and Web-based business information products.

     WE HAVE A CUMULATIVE DEFICIT AND EXPECT TO CONTINUE TO HAVE A CUMULATIVE DEFICIT FOR THE FORESEEABLE FUTURE. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998, $6.4 million in 1999 and $2.3 million for the nine months ended September 30, 2000. In addition, we have not reached the critical mass of users of Web-based products, that we believe is necessary to effectively leverage our royalty payments and infrastructure expenses, which may not allow OneSource to sustain and increase profits. As of September 30, 2000 we had an accumulated deficit of $15.2 million.

     WE RELY ON OUR BUSINESS BROWSER PRODUCT LINE, AND WE WILL NOT SUCCEED UNLESS DEMAND FOR OUR BUSINESS BROWSER PRODUCTS CONTINUES TO GROW. Subscription revenues from our Business Browser product line accounted for 91% of total revenues for the nine months ended September 30, 2000, 90% of total revenues in 1999, 53% of total revenues in 1998 and 11% in 1997. We are phasing out our legacy CD Rom products that are not part of the Business Browser product line. As a result, our future financial condition will depend heavily on the success or failure of our Business Browser product line. Business Browser products were introduced in December 1996 and it is difficult to predict demand and market acceptance for these products in the new and rapidly evolving Web-based business information services market. If the demand for Business Browser products does not grow, whether due to competition, lack of market acceptance, failure of Internet or Web use to grow in general, technological change or other factors, our business would suffer significantly.

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

     - providers of sales, marketing and credit information such as Dun & Bradstreet, InfoUSA, iMarket, Siebel

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

     - technical difficulties or system downtime affecting our products or the Web generally

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. However, our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was not significant for the nine months ended September 30, 2000.

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

     Since the initial public offering, OneSource has produced positive cash flow and has not needed to further draw from these funds for day-to-day operations.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     Exhibit
     Number         Description
     ------         -----------

      27.1          Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed by OneSource for the quarter ending September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ONESOURCE INFORMATION SERVICES, INC.


Date:  November 13, 2000           By: /s/ Roy D. Landon
                                       -----------------------------------------
                                       Roy D. Landon
                                       Senior Vice President, Chief Financial
                                       Officer (Principal Financial Officer)

                                  EXHIBIT INDEX

                                                                    Sequentially
Exhibit                                                               Numbered
Number                         Description                              Page
---------  -------------------------------------------------------  ------------

 27.1      Financial Data Schedule                                        *


* Exhibit included in EDGAR filing with Securities and Exchange Commission.