Form 10-K
period 2000-12-31
ONESOURCE INFORMATION SERVICES INC
filed 2001-03-28
CIK 1079880

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                   FORM 10-K

             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-25849

                      ONESOURCE INFORMATION SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                        04-3204522
      (State or other jurisdiction of incorporation or          (I.R.S. Employer Identification
                        organization)                                        No.)

                      300 BAKER AVENUE, CONCORD, MA 01742
          (Address of principal executive offices, including zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (978) 318-4300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the common stock on March 8, 2001 of $8.63, as reported on the NASDAQ National Market, was approximately $57,000,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     As of March 8, 2001, the registrant had 12,384,773 shares of common stock outstanding, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     OneSource Information Services, Inc. ("OneSource") intends to file its proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of the proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K. In addition, OneSource has filed a Registration Statement on Form S-1, File No. 333-73263.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I
Item 1.  Business...........................................    3
Item 2.  Properties.........................................    9
Item 3.  Legal Proceedings..................................    9
Item 4.  Submission of Matters to a Vote of Security
           Holders..........................................    9
PART II
Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters..............................    9
Item 6.  Selected Consolidated Financial and Operating
           Data.............................................   11
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results   of Operations............   12

Item 7A. Quantitative and Qualitative Disclosure About
           Market Risk......................................   24
Item 8.  Financial Statements and Supplementary Data........   24
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............   24

PART III
Item 10. Directors and Executive Officers of the
           Registrant.......................................   24
Item 11. Executive Compensation.............................   24
Item 12. Security Ownership of Certain Beneficial Owners and
           Management.......................................   25
Item 13. Certain Relationships and Related Transactions.....   25
PART IV
Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K..............................   26
Signature Page..............................................   28

                                     PART I

ITEM 1.  BUSINESS

     Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. OneSource makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 7 under "Certain Factors that May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

GENERAL

     OneSource provides Web-based business and financial information to professionals who need quick access to reliable corporate, industry, and market intelligence. Our Business Browser(SM) product line integrates comprehensive and up-to-date business and financial information on over one million public and private companies from more than 25 information providers and draws upon over 2,500 sources of content. These sources include both textual information, such as news, trade press, SEC filings, executive biographies and analyst reports, and numeric information, such as company financial results, stock quotes and industry statistics. Our customers access this information over the Internet using standard Web browsers at a fixed annual subscription price. OneSource has a relationship with Siebel Systems, Inc., a supplier of eBusiness application software, whereby Siebel Systems has authorized the integration of OneSource Business Browser content with Siebel's eBusiness Applications via the OneSource Applink(SM) application programming interface (API).

     Our products are designed to address information needs of leading professional and financial services firms, technology companies and other large organizations. Representative customers include Accenture, American Express, Boeing, British Telecom, Deloitte & Touche, Harvard Business School, KPMG Peat Marwick, MCI/Worldcom, Merrill Lynch, Oracle and SAP.

     On October 1, 1999, OneSource acquired Corporate Technology Information Services, Inc. ("Corporate Technology"), a Delaware corporation located in Woburn, Massachusetts. Corporate Technology is a provider of high technology company profiles with a focus on emerging private companies.

     At December 31, 2000, 869 organizations subscribed to our Web-based Business Browser product line, up from 583 at December 31, 1999. On average, our customers for Web-based products at December 31, 2000 had an annualized contract value of $67,200 per customer, compared to $66,500 per customer at December 31, 1999. The annualized value of Business Browser customer contracts was $58.3 million at December 31, 2000, having grown from $38.7 million at December 31, 1999. Of this $58.3 million, $43.2 million was attributable to those customers that were under contract at both December 31, 1999 and 2000. The renewal rate of the Business Browser product line for 2000 was 86% calculated on a dollar basis. For more information regarding annualized contract value, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Annualized Contract Value."

     OneSource was incorporated in Delaware in July 1993 under the name Datext Holding Corporation. Our principal executive offices are located at 300 Baker Avenue, Concord, Massachusetts, 01742 and our telephone number is (978) 318-4300. OneSource's common stock is traded on the NASDAQ National Market System under the symbol "ONES" and our web address is www.onesource.com.

PRODUCTS

     OneSource's Business Browser product line is designed to be a comprehensive and easy to use business and financial information resource for professionals who need quick access to reliable corporate, industry, and market intelligence.

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

     Our Business Browser product line is accessed through a standard Web browser that is already available and familiar to end-users. Because our products are accessed through standard Web technology, our customers require minimal installation and systems support and users have full access to the products at any time from anywhere via the Internet.

     OneSource focuses on the functional uses of the business and financial information it delivers. The Business Browser product line has been designed for use not only by traditional users of business information, but also throughout an organization, including sales, marketing, finance, and management professionals. We apply our knowledge of how business professionals use information to transform raw, disparate data into meaningful, actionable information. We focus on integrating and presenting information so that interpretation, manipulation and analysis can be performed more easily by the end user. Because the interface is derived from the inquiries of professionals, users require minimal training to become productive quickly.

     OneSource's pricing strategy is designed to be particularly attractive to large organizations. The Business Browser product line is available at a fixed annual subscription price that declines on a per-user basis as the total number of users increases for that customer. The fixed-price model encourages professionals to use the products as needed without concern for additional charges, and a declining marginal price per user encourages customers to distribute our products widely throughout their organizations.

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

     GLOBAL BUSINESS BROWSER. Because business professionals need a global perspective to complement deep coverage of local markets, Global Business Browser is available in two editions. Released in December 1997, Global Business Browser, US Edition is a single, integrated resource that delivers comprehensive information on over 350,000 North American and global companies. Global Business Browser, European Edition, released in December 1999, is an integrated resource including both European and global content with over 350,000 companies profiled.

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

     Specific applications available through the Business Browser product line include:

        - "Company Profiler" delivers integrated reports on a company's history, products, competition, industry, executives, current news articles, and financials. Both summary and detailed company reports are available, depending on the user's need. In addition, "Corporate Family Reports" allow users to quickly map relationships among subsidiaries and divisions of corporations.

        - "WatchList Update" automatically keeps track of news articles, news stories, financial filings and research reports on specified companies the user monitors.

        - "Industry Profiler" delivers reports on market size, segmentation, financial norms, ratios, and forecasts for a specified industry, as well as participants, industry news and analysis, and creates research reports with graphs and statistics that help track industry trends.

        - "Company Finder" screens companies by defining key search characteristics to deliver a targeted list by industry, geography, size, revenues, employment, or other key characteristics.

        - "Topic Search" screens news stories, research reports, business descriptions, and trade articles for information by topic.

        - "Executive Search" provides users with reports on business leaders by name, company, location, schools, and affiliated organizations.

        - "Custom Alerts" sends daily e-mail links to current news on user-specified companies and topics.

ADDITIONAL SOFTWARE APPLICATIONS

     Two additional software applications are available with Business Browser products:

     BUSINESS BROWSER AP. Business Browser AP, which became commercially available in August 1997, is an advanced Web-based quantitative analysis tool available as an option with all of the Business Browser products other than European Business Browser. Business Browser AP lets users screen across a wide range of public company financial statement items, ratios, growth rates, and other criteria. It also allows users to produce detailed quantitative reports of their own design. Business Browser AP also makes EDGAR documents more user friendly by removing confusing computer codes, formatting tables for easy viewing and printing, and allowing users to export tables to a spreadsheet.

     BUSINESS BROWSER APPLINK. Business Browser AppLink, which became commercially available in December 1998, is a software toolkit that allows customers to easily incorporate Business Browser content, such as company profiles, news, business and trade articles, analyst reports, executive biographies, industry intelligence, and financial data, directly into corporate intranet applications. Users have the ability to integrate in-depth, objective external business information into their existing internal applications such as prospect and customer databases, sales force automation tools, enterprise reporting software and corporate Web applications. No special client software or dedicated servers are necessary.

LEGACY AND OTHER PRODUCTS

     Prior to our introduction of Business Browser in 1996, OneSource distributed business information on CD Rom. At the end of 2000, all CD Rom products were completely phased out.

     With the acquisition of Corporate Technology in October 1999, OneSource acquired several product lines that include CD Rom and printed directories. The printed directories product line was discontinued at the end of 2000.

PLATFORM AND PRODUCT DEVELOPMENT

     The product development function is currently carried out by our Global Strategic Web Applications Team. As of December 31, 2000, we had 77 full-time employees on this team. This team includes product managers who define functional software components, end-user interfaces, report formats, and content requirements; product development engineers who take content feeds from information partners and write database loader code; and the KeyID team whose role, through both programming and editorial expertise, is to ensure consistent integration and presentation of information from multiple underlying sources of content.

     The product development team uses our proprietary KeyID technology to integrate and link public and private companies worldwide from multiple databases, each with its own set of incompatible identifiers. Through a combination of proprietary programmatic and editorial means, this technology enables us to provide a single and unified presentation from multiple underlying company databases. It also manages multiple SIC codes and industry mappings assigned to companies by disparate databases and reclassifies the companies to comparable categories. The system also keeps track of company name synonyms to allow searching by commonly used alternative company names. The synonyms feature allows the user to input one company name or term and to access all information for that company although it may be categorized under different names or terms depending on the database. In total, the KeyID database contains 1.1 million companies, 1.7 million synonyms, and 40,000 URLS.

INFORMATION PROVIDERS

     Each Business Browser product combines an array of carefully chosen financial, company, industry, executive, and news-related content obtained from leading business and financial information providers identified by our Global Strategic Web Applications Team.

     We enter into contracts with our information providers, which are generally for a term of at least one year, and which renew for the same period, if not canceled with advance notice. These contracts may be terminated under certain circumstances. Under these arrangements, royalties are generally paid on a quarterly basis to information providers. Royalties are typically calculated either as a flat percentage of our revenues, as a per-user fee that declines as the number of authorized users of the product increases, as a fixed fee per period, or in some cases, we pay a calculated fee based upon product growth compared to like periods from the prior year.

STRATEGIC ALLIANCES

     In 2000, OneSource continued to broaden its opportunities by integrating directly into corporate intranets through strategic alliances with customer relationship management (CRM) platform and application providers. Specifically, we formed a strategic alliance with Siebel Systems, Inc., a leading supplier of eBusiness application software, and with SageMaker, Inc., a leading enterprise information portal solutions provider.

CUSTOMERS

     At December 31, 2000, 869 organizations had subscribed to our Web-based Business Browser product line, up from 583 at December 31, 1999. On average, our customers at December 31, 2000 had an annualized contract value of $67,200 per customer, compared to $66,500 per customer at December 31, 1999. The annualized contract value of customer contracts for Business Browser products was $58.3 million at December 31, 2000, having grown from $38.7 million at December 31, 1999. For more information regarding annualized contract value, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Annualized Contract Value."

     The following is a representative list of significant customers in each of our primary industry sectors as of December 31, 2000:


PROFESSIONAL SERVICES                  FINANCIAL SERVICES                           TECHNOLOGY
Accenture                              American Express                             AT&T
Arthur D. Little                       Bank of Scotland                             Compaq
Bain & Company                         Bank of Tokyo                                Data General
Cambridge Technology Partners          Bear Stearns                                 JD Edwards
Deloitte & Touche                      Chase Manhattan Bank                         Hewlett Packard
KPMG                                   Credit Lyonnais                              Lockheed Martin
Watson Wyatt                           Credit Suisse First Boston                   MCI/Worldcom
                                       Deutsche Bank Securities                     Nortel
OTHER CORPORATIONS                     First Union Bank                             Oracle
Avery Dennison                         Merrill Lynch                                SAP
Bayer                                  Oppenheimer                                  Toshiba America
Boeing                                 PricewaterhouseCoopers LLP
British Telecommunications             Royal Bank of Canada
Cargill                                SG Cowen Securities Corp.
Chub Group of Insurance Cos.
Coca-Cola                              BUSINESS SCHOOLS
General Electric                       Dartmouth
Johnson & Johnson                      Duke
Pitney Bowes                           Harvard
Sears                                  Stanford
Staples                                University of Florida
                                       University of Southern California
                                       University of Texas
                                       Yale

     At December 31, 2000, approximately 55% of our annualized contract value for Web-based products came from customers in the professional services and financial services sectors, which have been the traditional customers for business information products. The remaining 45% of our annualized contract value at December 31, 2000 for Web-based products represented customers in sectors that have not historically been heavy consumers of business information products. At these customers, Business Browser products are used by professionals throughout the organization, including sales, marketing, finance, and management personnel, as a result of the products' ease of use and availability over the Web.

SALES AND MARKETING

     We market our products through a direct and telephonic sales force and marketing staff, which as of December 31, 2000 consisted of 120 full-time employees based at 15 locations throughout the US and two locations in the UK. The sales function breaks down into two major parts:

     - the initial sale, which is conducted by account executives. Our sales organization consists of the following groups: Enterprise Sales, which concentrates on the largest accounts (1,000 or more Business Browser seats) ; US Strategic Sales, which sells to mid-to-large size companies (50 to 999 seats); US Telesales, focusing on smaller companies (less than 50 seats); and European Sales, selling into the UK and European markets.

     - customer retention and growth through the sale of additional seats and upgrades, which are primarily handled by account managers.

     As of December 31, 2000, we had 26 account executives and 25 account managers. Compensation for account executives and account managers is comprised of base salary plus commission. We also employ a telemarketing group that assists in generating leads for the account executives and retaining existing clients. As of December 31, 2000, there were 33 members of the telemarketing group.

     Business Browser products are sold on a subscription basis, generally for a one-year period. Customers typically prepay for annual subscriptions. Typically, contracts automatically renew for the same period prior to expiration unless canceled by the client. The Business Browser product line is available at a fixed annual subscription price, which declines on a per-user basis as the total number of users increases. List prices as of January 1, 2001 ranged from $13,000 per year for a single user seat to $373,000 per year for 1,000 user seats.

CUSTOMER SUPPORT

     We provide both on-site and telephone support for clients. As of December 31, 2000, we had 15 field support consultants, who provide assistance before and after sales are completed. For example, they assist in managing free product trials for prospective customers and expanding the availability of our products to additional users through training and rollout initiatives within an organization. They also provide technical consulting, which may be requested by customers, such as the customization of Web pages for large clients or the building of prototype applications using AppLink.

     As of December 31, 2000, we had five telephone-based customer support representatives in the US and one in the UK. These representatives operate the telephone help desk that is open from 8:00 a.m. to 8:00 p.m., local time, Monday through Friday.

WEBSITE TECHNOLOGY AND OPERATIONS

     The OneSource on-line site is located at a dedicated hosting facility managed by Genuity Solutions Inc. It is a node on the Genuity Solutions Inc. Internet backbone. The system is available 24 hours a day, seven days a week. A second hosting facility, managed by Digital Island, is expected to come on-line in 2001. Each site is intended to serve as a back up in the event of a failure by the other site.

     The OneSource systems administration team closely monitors the usage, delivery performance and availability of the system. Particular attention is paid to individual product usage, relative levels of customer activity, speed of data retrieval and delivery, peak usage figures, uptime statistics, and power requirements.

COMPETITION

     The business information services industry is intensely competitive. We face direct or indirect competition from numerous companies, including:

     - large, well-established business and financial information providers, such as Dow Jones, Dialog, Lexis-Nexis, Pearson, Reuters, Factiva, Thomson, Primark, and McGraw-Hill

     - on-line information services or Websites targeted to specific markets or applications, such as NewsEdge, Factset and Bloomberg

     - providers of sales, marketing, and credit information, such as Dun & Bradstreet, InfoUSA and Siebel

     - Web retrieval, Web "portal" companies, and other free or low-cost mass market on-line services, such as Excite, Infoseek, Terra Lycos, Yahoo! and AOL/Time Warner

     - free or low-cost specialized business and financial information Websites, such as Hoovers.com, Marketwatch.com, Multex.com, and TheStreet.com

     The principal competitive factors in our industry are availability of comprehensive and integrated business and financial information, ease of use, support and training required, and price/performance characteristics.

EMPLOYEES

     We had 257 full-time employees as of December 31, 2000, including 120 in sales and marketing, 22 in engineering, 18 in production/on-line support, 27 in finance and administration, and 70 on our Global Strategic Web Applications Team. Our employees are not represented by any collective bargaining organization. We have never experienced a work stoppage and we believe our relationships with our employees are good.

GEOGRAPHIC INFORMATION

     OneSource had revenues of $10.8 million, $8.0 million and $7.0 million in the U.K. and $41.1 million, $27.5 million and $23.4 million in the U.S. for the years ended December 31, 2000, 1999 and 1998, respectively.

ITEM 2.  PROPERTIES

     OneSource's headquarters are currently in approximately 50,900 square feet of office space located in Concord, Massachusetts. The office space has been leased through 2004. We lease additional sales offices in Chicago, IL., New York, NY., San Francisco, CA., Manhattan Beach, CA., Mission Viejo, CA., Richardson, TX. and Woking, England and London, England. OneSource believes that its existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed.

     OneSource deems the buildings, machinery and equipment used in its operations (whether owned or leased), generally to be in good condition and adequate for the purposes for which they are used.

ITEM 3.  LEGAL PROCEEDINGS

     OneSource is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     OneSource's common stock is traded on the NASDAQ National Market System under the symbol "ONES". Public trading of OneSource's common stock commenced on May 19, 1999.

  (A)  Market Price of Common Stock

     The following table sets forth the high and low closing prices as reported by the NASDAQ National Market for the periods indicated.

                                                     2000              1999
                                                --------------    --------------
                                                 HIGH     LOW      HIGH     LOW
                                                ------   -----    ------   -----
First quarter.................................  $14.25   $6.75        --      --
Second quarter................................  $10.50   $5.25    $14.25*  $7.22*
Third quarter.................................  $12.75   $6.88    $10.38   $6.63
Fourth quarter................................  $13.00   $7.25    $14.00   $7.50

---------------
* commencing May 19,1999.

     The quotations represent inter-dealer quotations, without adjustments for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. The number of record holders of OneSource's common stock at March 1, 2001 was 86.

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

     The net proceeds from the Offering, less $6.8 million used to payoff long-term debt and $7.6 million used to acquire Corporate Technology, have been invested in interest bearing, investment grade securities.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The following historical selected consolidated financial and operating data has been derived from OneSource's audited Consolidated Financial Statements for each of the five years in the period ended December 31, 2000. The following consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   2000      1999      1998       1997      1996
                                                  -------   -------   -------   --------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:(1)
  Web-based product.............................  $47,275   $31,822   $16,058   $  3,312   $    15
  CD Rom product and other......................    4,614     3,726    14,370     27,072    30,419
                                                  -------   -------   -------   --------   -------
                                                   51,889    35,548    30,428     30,384    30,434
                                                  -------   -------   -------   --------   -------
Cost of revenues:
  Web-based product.............................   15,536    13,143     7,863      2,401       295
  CD Rom product and other......................    2,373     1,666     5,792     10,444    12,244
                                                  -------   -------   -------   --------   -------
                                                   17,909    14,809    13,655     12,845    12,539
                                                  -------   -------   -------   --------   -------
  Gross profit..................................   33,980    20,739    16,773     17,539    17,895
                                                  -------   -------   -------   --------   -------
Operating expenses:
  Selling and marketing.........................   20,519    13,254    11,577      9,167     8,572
  Platform and product development..............    8,842     7,996     6,313      6,375     7,252
  General and administrative....................    5,078     5,474     3,847      3,401     3,664
  Amortization of goodwill and other intangible
     assets.....................................    1,504       376        --         --        --
                                                  -------   -------   -------   --------   -------
     Total operating expenses...................   35,943    27,100    21,737     18,943    19,488
                                                  -------   -------   -------   --------   -------
     Loss from operations.......................   (1,963)   (6,361)   (4,964)    (1,404)   (1,593)
Interest income (expense), net..................      887        47      (595)      (930)     (733)
Gain on sale of product lines...................       --        --    12,797        501        --
Other income....................................    2,000     2,000        --         --       393
                                                  -------   -------   -------   --------   -------
     Income (loss) before income taxes..........      924    (4,314)    7,238     (1,833)   (1,933)
Provision for income taxes......................       66       133       250         --        --
                                                  -------   -------   -------   --------   -------
     Net income (loss)..........................      858    (4,447)    6,988     (1,833)   (1,933)
Less: income attributable to Class P common
  stock.........................................       --        --     1,367        414       335
                                                  -------   -------   -------   --------   -------
     Net income (loss) attributable to common
       stock....................................  $   858   $(4,447)  $ 5,621   $ (2,247)  $(2,268)
                                                  =======   =======   =======   ========   =======
Earnings (loss) per share: (2)
Class P common stock:
  Basic and diluted earnings per share..........       --        --   $  1.91   $   0.57   $  0.47
  Weighted average Class P common shares
     outstanding................................       --        --       718        718       719
Common stock:
  Basic earnings (loss) per share...............  $  0.07   $ (0.50)  $  0.85   $  (0.34)  $ (0.35)
  Diluted earnings (loss) per share.............  $  0.06   $ (0.50)  $  0.59   $  (0.34)  $ (0.35)
  Weighted average common shares outstanding:
     Basic......................................   11,509     8,822     6,641      6,545     6,487
     Diluted....................................   13,509     8,822     9,563      6,545     6,487

                                                                   DECEMBER 31,
                                                 -------------------------------------------------
                                                  2000      1999      1998       1997       1996
                                                 -------   -------   -------   --------   --------
                                                  (IN THOUSANDS, EXCEPT NUMBER OF CUSTOMERS DATA)

BALANCE SHEET DATA:
Cash and cash equivalents......................  $17,338   $13,598   $ 8,665   $    341   $    535
Working capital (deficit)......................    1,827      (691)   (2,118)    (9,792)    (8,803)
Total assets...................................   58,832    49,698    27,646     16,644     16,934
Total debt (including capital lease
  obligations).................................       33       234     6,936      8,171      6,661
Deferred revenues..............................   29,229    24,222    18,022     15,748     15,419
Total stockholders' equity (deficit)...........   16,353    13,363    (6,311)   (13,613)   (11,827)

OTHER DATA FOR WEB-BASED PRODUCTS:
Annualized contract value (3)..................  $58,354   $38,743   $25,920   $  8,973   $    412
Number of customers............................      869       583       445        233         11
Average annualized contract value per
  customer.....................................  $  67.2   $  66.5   $  58.2   $   38.5   $   37.4

---------------
(1) In 1997 and 1998, OneSource divested two CD Rom product lines. Revenues attributable to these divested product lines, which are included in the statement of operations data through the divestiture date, were $2.6 million, $6.3 million and $6.4 million in the years ended December 31, 1998, 1997 and 1996, respectively. Revenues for the years ended December 31, 2000 and 1999 included $4.2 million and $1.0 million, respectively, from products and customers related to the acquired Corporate Technology business.

(2) You should read Notes 2 and 7 to the Consolidated Financial Statements for further description of the calculation of these items.

(3) Annualized contract value represents the invoiced fees for one month for all customer contracts for Web-based products in effect at the measurement date, multiplied by 12, without regard to the actual remaining duration of such contracts. For more information regarding annualized contract value, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Annualized Contract Value."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section should be read in conjunction with the Selected Consolidated Financial and Operating Data and OneSource's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

     The following discussion contains forward-looking statements that involve risks and uncertainties. OneSource makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 7 under "Certain Factors that May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

OVERVIEW

     OneSource provides Web-based business and financial information to professionals who need quick access to reliable corporate, industry and market intelligence. OneSource was formed as a division of Lotus Development Corporation in 1987 and became an independent company when it was purchased in a management buy-out in 1993. Until December 1996, our business was to provide business information to the financial community using CD Rom technology as the primary method of distribution. The introduction of

Business Browser in December 1996 marked a fundamental shift in our business as we began a transition away from our legacy CD Rom business and toward Web-based products. OneSource's Business Browser product line is designed to be a comprehensive and easy-to-use business and financial information resource, integrating over 2,500 sources of business information from more than 25 category-leading business and financial information providers. Business Browser accounted for 91% of the Company's revenue for the year ended December 31, 2000.

     On October 1, 1999, OneSource acquired Corporate Technology, a Delaware corporation located in Woburn, Massachusetts. Corporate Technology is a provider of high technology company profiles with a focus on emerging private companies. Pursuant to the terms of an Agreement and Plan of Merger, the consideration paid by OneSource was $7.6 million in cash. A portion of the cash consideration is being held in escrow to be released in accordance with the Agreement and Plan of Merger and an Escrow Agreement. For financial statement purposes, this acquisition was accounted for as a purchase and, accordingly, the results of operations of Corporate Technology subsequent to October 1, 1999 have been included in OneSource's consolidated statements of operations.

     In May 1998, we sold our CD-Insurance division to allow us to focus more completely on our new Web-based product line. We recognized a gain of $12.8 million on this sale during 1998. In addition, in connection with the disposition, we licensed certain of our CD Rom software to the acquiror in exchange for $4.0 million of license fees. These license fees were paid in eight equal quarterly installments beginning January 1, 1999 and ending on December 31, 2000 and were recognized ratably as other income. For each of the years ended December 31, 2000 and December 31, 1999, OneSource recorded $2.0 million of other income related to the software license agreement.

     Our revenues for both CD Rom and Web-based products consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products increased 25% to $28.5 million as of December 31, 2000 from $22.8 million as of December 31, 1999 and increased 79% from $15.9 million as of December 31, 1998.

     Cost of revenues consists primarily of royalties to information providers and, to a lesser extent, employee salaries and benefits, facilities allocation and related expenses, depreciation associated with computers for data processing and on-line requirements and Web hosting expenses. We enter into contracts with our information providers which are generally for a term of at least one-year and are automatically renewable if not canceled with advance notice. These contracts may be terminated under certain circumstances. Under these arrangements, royalties are generally paid on a quarterly basis to information providers. Royalties are generally calculated either as a flat percentage of our revenues, as a per-user fee that declines as the number of authorized users of the product increases, as a fixed fee per period, or in some cases, we pay a calculated fee based upon product growth compared to like periods from the prior year.

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

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                              2000         1999         1998
                                                              -----        -----        -----
                                                              (PERCENTAGE OF TOTAL REVENUES)

Revenues:
  Web-based product.........................................    91%          90%          53%
  CD Rom product and other..................................     9           10           47
                                                               ---          ---          ---
     Total revenues.........................................   100          100          100
                                                               ---          ---          ---

Cost of revenues:
  Web-based product.........................................    30           37           26
  CD Rom product and other..................................     5            5           19
                                                               ---          ---          ---
     Total cost of revenues.................................    35           42           45
                                                               ---          ---          ---
Gross profit................................................    65           58           55

Operating expenses:
  Selling and marketing.....................................    39           37           38
  Platform and product development..........................    17           23           21
  General and administrative................................    10           15           12
  Amortization of goodwill and other intangible assets......     3            1           --
                                                               ---          ---          ---

Loss from operations........................................    (4)         (18)         (16)
Interest income (expense), net..............................     2           --           (2)
Gain on sale of product line................................    --           --           42
Other income................................................     4            6           --
                                                               ---          ---          ---

Income (loss) before income taxes...........................     2          (12)          24
Provision for income taxes..................................    --           --            1
                                                               ---          ---          ---
Net income (loss)...........................................     2%         (12)%         23%
                                                               ===          ===          ===

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

     Revenues. Total revenues increased 46% to $51.9 million for the year ended December 31, 2000 from $35.5 million for the year ended December 31, 1999. On October 1, 1999, OneSource acquired Corporate Technology; thereafter, revenues for the year ended December 31, 2000 and 1999 include $4.2 million and $1.0 million, respectively, of revenue recognized from products and customers related to the acquired Corporate Technology business. Excluding the Corporate Technology revenues, total revenues for the year ended December 31, 2000 increased 38%.

     Web-based product revenues increased 49% to $47.3 million for the year ended December 31, 2000 from $31.8 million for the year ended December 31, 1999. The increase was attributable to new customers, an increase in the number of user seats purchased by existing customers and the sale of new products to existing customers. At the same time, CD Rom product and other revenue increased 24% to $4.6 million in 2000 from $3.7 million in 1999 and was attributable to revenue recognized from products related to the acquired Corporate Technology business. Excluding revenues attributable to Corporate Technology, CD Rom revenues decreased 86% to $0.4 million for the year ended December 31, 2000 from $2.7 million for the year ended December 31, 1999 as OneSource completed its transition away from its legacy CD Rom business.

     Cost of Revenues. Total cost of revenues increased 21% to $17.9 million for the year ended December 31, 2000 from $14.8 million for the year ended December 31, 1999. This increase was due to an increase in royalty expense and additional infrastructure expense necessary to support the growth in revenue. As a percentage of total revenues, total cost of revenues decreased to 35% in 2000 from 42% in 1999. The decrease in total cost of revenues percentage was principally due to a decreased effective royalty rate for our Web-based products, which resulted from the renegotiation of some information provider agreements to lower royalty rates and contracts where effective royalty rates decline as the number of seats sold to a customer increases.

     Cost of Web-based product revenues increased 18% to $15.5 million for the year ended December 31, 2000 from $13.1 million for the year ended December 31, 1999. This increase was due to an increase in royalty expense and additional infrastructure expense necessary to support the growth in revenue. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 33% in 2000 from 41% in 1999, due to an increase in our customer base as well as more favorable royalty rates.

     Cost of CD Rom product and other revenues increased 42% to $2.4 million for the year ended December 31, 2000 from $1.7 million for the year ended December 31, 1999. This increase was due to revenue recognized from products related to the acquired Corporate Technology business. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues increased to 51% in 2000 from 45% in 1999, due to higher costs of maintaining and expanding OneSource's proprietary database.

     Selling and Marketing Expense. Selling and marketing expense increased 55% to $20.5 million for the year ended December 31, 2000 from $13.3 million for the year ended December 31, 1999 principally due to increased headcount and expenses incurred to hire and train new sales personnel in connection with our Business Browser product line. Selling and marketing expense increased as a percentage of total revenues to 39% in 2000 from 37% in 1999. We expect sales and marketing expenses to decrease as a percentage of revenue as a result of the growth in business.

     Platform and Product Development Expense. Platform and product development expense increased 11% to $8.8 million for the year ended December 31, 2000 from $8.0 million for the year ended December 31, 1999. The increase was principally due to increased staffing and associated personnel costs to meet new product demands. As a percentage of total revenues, platform and product development expense decreased from 23% to 17%. The decrease was due principally to the growth in revenue and increased productivity.

     General and Administrative Expense. General and administrative expense decreased 7% to $5.1 million for the year ended December 31, 2000 from $5.5 million for the year ended December 31, 1999. The decrease partially relates to one-time payments incurred as part of our initial public offering in May 1999. General and administrative expense decreased as a percentage of total revenues to 10% in 2000 from 15% in 1999, primarily due to one-time payments incurred as part of our initial public offering in May 1999.

     Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets expense increased to $1.5 million for the year ended December 31, 2000 from $0.4 million for the year ended December 31, 1999. The increase is the result of the acquisition of Corporate Technology in October 1999 and reflects a full year's amortization of goodwill and other intangible assets acquired as part of that transaction.

     Interest Income, Net. Interest income, net of interest expense, increased to $887,000 for the year ended December 31, 2000 from $47,000 for the year ended December 31, 1999. This increase is primarily due to an increase in interest income related to the invested cash balance from the initial public offering proceeds and a reduction in interest expense following the payoff of long-term debt in May 1999.

     Other Income. Other income was $2.0 million for both years ended December 31, 2000 and 1999 and was attributable to revenues from a software license agreement entered into in connection with the sale of our CD-Insurance division.

     Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2000 was $66,000 and related to amounts due for state and franchise taxes. The provision for income taxes for the year ended December 31, 1999 was $133,000 and related to amounts due for state and franchise taxes.

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     Revenues. Total revenues increased 17% to $35.5 million for the year ended December 31, 1999 from $30.4 million for the year ended December 31, 1998. In May 1998, OneSource sold its CD-Insurance division. Revenues from this product line were $2.6 million for the year ended December 31, 1998. On October 1, 1999, OneSource acquired Corporate Technology; thereafter, revenues for the year ended December 31, 1999 include $1.0 million of revenue recognized from products and customers related to the acquired Corporate Technology business. Excluding the CD-Insurance division and Corporate Technology revenues, total revenues for the year ended December 31, 1999 increased 24%.

     Web-based product revenues increased 98% to $31.8 million for the year ended December 31, 1999 from $16.1 million for the year ended December 31, 1998. The increase was attributable to new customers, an increase in the number of user seats purchased by existing customers and the sale of new products to existing customers. At the same time, CD Rom product and other revenues decreased 74% to $3.7 million in 1999 from $14.4 million in 1998 as OneSource continued its transition away from its legacy CD Rom business.

     Cost of Revenues. Total cost of revenues increased 8% to $14.8 million for the year ended December 31, 1999 from $13.7 million for the year ended December 31, 1998. This increase was due to an increase in royalty expense and additional infrastructure expense necessary to support the growth in revenue. As a percentage of total revenues, total cost of revenues decreased to 42% in 1999 from 45% in 1998. The decrease in total cost of revenues percentage was principally due to a decreased effective royalty rate for our Web-based products, which resulted from the renegotiation of some information provider agreements to lower royalty rates and contracts where effective royalty rates decline as the number of seats sold to a customer increase.

     Cost of Web-based product revenues increased 67% to $13.1 million for the year ended December 31, 1999 from $7.9 million for the year ended December 31, 1998. This increase was due to an increase in royalty expense and additional infrastructure expense necessary to support the growth in revenue. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 41% in 1999 from 49% in 1998, due to an increase in our customer base as well as more favorable royalty rates.

     Cost of CD Rom product and other revenues decreased 71% to $1.7 million for the year ended December 31, 1999 from $5.8 million for the year ended December 31, 1998. This decrease was due to lower revenues reflecting our shift away from the CD Rom product line. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues increased to 45% in 1999 from 40% in 1998, due principally to ongoing costs associated with our legacy CD Rom products.

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

     Platform and Product Development Expense. Platform and product development expense increased 27% to $8.0 million for the year ended December 31, 1999 from $6.3 million for the year ended December 31, 1998. The increase was principally due to increased staffing and associated personnel costs to meet new product demands. As a percentage of total revenues, platform and product development expense increased from 21% to 22%. The increase was due principally to additional headcount to meet new product demands.

     General and Administrative Expense. General and administrative expense increased 42% to $5.5 million for the year ended December 31, 1999 from $3.8 million for the year ended December 31, 1998. The increase primarily relates to payments to terminate certain arrangements upon the completion of our initial public offering in May 1999. These expenses included termination fees of $0.5 million to each of William Blair Venture Partners III Limited Partnership and an affiliate of Information Partners Capital Fund, L.P. in connection with our public offering, financial advisory fees of $0.2 million and expenses in connection with the relocation of our headquarters of $0.1 million. General and administrative expense increased as a percentage of total revenues to 15% in 1999 from 12% in 1998.

     Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets expense for the year ended December 31, 1999 was $0.4 million compared to $0.0 for the year ended December 31, 1998. The increase is the result of the acquisition of Corporate Technology in October 1999 and the associated amortization of goodwill and other intangible assets acquired as part of that transaction.

     Interest Income, Net. Interest income, net of interest expense, increased to $47,000 for the year ended December 31, 1999 from $595,000 of net interest expense for the year ended December 31, 1998. This increase was primarily due to an increase in interest income related to the invested cash balance from our initial public offering proceeds and the sale of the CD-Insurance division, as well as a reduction in interest expense following the payoff of long-term debt in May 1999. OneSource recognized a one-time expense of $0.3 million relating to the unamortized portion of the original issue discount when we paid the outstanding balance on long-term debt in the principal amount of $6.3 million from the proceeds of our initial public offering.

     Other Income. Other income increased $2.0 million for the year ended December 31, 1999 compared to $0.0 for the year ended December 31, 1998 and was attributable to revenues from a software license agreement entered into in connection with the sale of our CD-Insurance division.

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

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following tables set forth a summary of OneSource's unaudited quarterly operating results for each of the eight quarters in the two-year period ended December 31, 2000. This information has been derived from unaudited interim consolidated financial statements that, in the opinion of management, have been prepared on a basis consistent with the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with OneSource's Consolidated Financial Statements and the Notes thereto. Our operating results for any quarter are not necessarily indicative of results for any future period.

                                                                              QUARTER ENDED
                                         ---------------------------------------------------------------------------------------
                                                            2000                                         1999
                                         ------------------------------------------   ------------------------------------------
                                         DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                         --------   ---------   --------   --------   --------   ---------   --------   --------
                                                                             (IN THOUSANDS)

Statement of Operations Data:
Revenues:
  Web-based product....................  $12,997     $12,674    $11,535    $10,069    $ 9,023     $ 8,383    $ 7,513     $6,903
  CD Rom product and other.............    1,107         982      1,036      1,489      1,284         335        867      1,240
                                         -------     -------    -------    -------    -------     -------    -------     ------
    Total revenues.....................   14,104      13,656     12,571     11,558     10,307       8,718      8,380      8,143
                                         -------     -------    -------    -------    -------     -------    -------     ------
Cost of revenues:
  Web-based product....................    4,051       3,977      3,547      3,961      3,376       3,466      3,331      2,970
  CD Rom product and other.............      564         563        706        540        628         197        354        487
                                         -------     -------    -------    -------    -------     -------    -------     ------
    Total cost of revenues.............    4,615       4,540      4,253      4,501      4,004       3,663      3,685      3,457
                                         -------     -------    -------    -------    -------     -------    -------     ------
Gross profit...........................    9,489       9,116      8,318      7,057      6,303       5,055      4,695      4,686
                                         -------     -------    -------    -------    -------     -------    -------     ------
Operating expenses:
  Selling and marketing................    5,110       5,472      5,328      4,609      4,049       3,284      2,994      2,927
  Platform and product development.....    2,279       2,113      2,099      2,351      2,257       2,074      1,947      1,718
  General and administrative...........    1,360       1,208      1,237      1,274      1,289       1,068      2,257        860
  Amortization of goodwill and other
    intangible assets..................      375         376        376        376        376          --         --         --
                                         -------     -------    -------    -------    -------     -------    -------     ------
    Total operating expenses...........    9,124       9,169      9,040      8,610      7,971       6,426      7,198      5,505
                                         -------     -------    -------    -------    -------     -------    -------     ------
Income (loss) from operations..........  $   365     $   (53)   $  (722)   $(1,553)   $(1,668)    $(1,371)   $(2,503)    $ (819)
                                         =======     =======    =======    =======    =======     =======    =======     ======

                                                                     (PERCENTAGE OF TOTAL REVENUES)

Revenues:
  Web-based product....................       92%         93%        92%        87%        88%         96%        90%        85%
  CD Rom product and other.............        8           7          8         13         12           4         10         15
                                         -------     -------    -------    -------    -------     -------    -------     ------
    Total revenues.....................      100         100        100        100        100         100        100        100
                                         -------     -------    -------    -------    -------     -------    -------     ------
Cost of revenues:
  Web-based product....................       29          29         28         34         33          40         40         36
  CD Rom product and other.............        4           4          6          5          6           2          4          6
                                         -------     -------    -------    -------    -------     -------    -------     ------
    Total cost of revenues.............       33          33         34         39         39          42         44         42
                                         -------     -------    -------    -------    -------     -------    -------     ------
Gross profit...........................       67          67         66         61         61          58         56         58
                                         -------     -------    -------    -------    -------     -------    -------     ------
Operating expenses:
  Selling and marketing................       36          40         42         40         39          38         36         36
  Platform and product development.....       16          15         17         20         22          24         23         21
  General and administrative...........       10           9         10         11         12          12         27         11
  Amortization of goodwill and other
    intangible assets..................        3           3          3          3          4          --         --         --
                                         -------     -------    -------    -------    -------     -------    -------     ------
    Total operating expenses...........       65          67         72         74         77          74         86         68
                                         -------     -------    -------    -------    -------     -------    -------     ------
Income (loss) from operations..........        2%         --%        (6)%      (13)%      (16)%       (16)%      (30)%      (10)%
                                         =======     =======    =======    =======    =======     =======    =======     ======

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

     The calculation of annualized contract value for our Web-based products is illustrated below:

                                                                    ONE MONTH OF
                                                       WEB-BASED    INVOICED FEES
                                                       DEFERRED      IN DEFERRED       ANNUALIZED
                  MEASUREMENT DATE                     REVENUES       REVENUES       CONTRACT VALUE
                  ----------------                     ---------    -------------    --------------
                                                                      (IN THOUSANDS)
December 31, 1999....................................   $22,781       $3,228.6          $38,743
December 31, 2000....................................    28,528        4,862.8           58,354

     We have increased annualized contract value attributable to Web-based products 51% to $58.3 million as of December 31, 2000 from $38.7 million as of December 31, 1999. The number of Web-based customers has increased 49% to 869 at December 31, 2000 from 583 at December 31, 1999. At the same time, the average annualized contract value of all Web-based product customers has increased 1% to $67,200 per customer at December 31, 2000 from $66,500 per customer at December 31, 1999. This growth was attributable to an increase in the number of user seats purchased by customers and the addition of new products.

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

     Our cash and cash equivalents totaled $17.3 million at December 31, 2000, compared to $13.6 million at December 31, 1999, an increase of $3.7 million. The increase is primarily due to funds provided by operating activities.

     Net cash provided by operating activities was $6.6 million for the year ended December 31, 2000, compared to net cash used in operating activities of $0.6 million for the year ended December 31, 1999. The net change of $7.2 million period to period is the result of a net income of $0.9 million compared to a net loss of $4.4 million and increased depreciation and amortization of $1.9 million.

     Net cash used in investing activities was $4.4 million for the year ended December 31, 2000, compared to $11.1 million for the year ended December 31, 1999. Cash used in investing activities was primarily from purchases of property and equipment for $4.0 million during the year ended December 31, 2000 and $2.8 million during the year ended December 31, 1999, as well as the acquisition of Corporate Technology for $7.6 million during 1999.

     Net cash provided by financing activities was $1.6 million for the year ended December 31, 2000, compared to $16.7 million for the year ended December 31, 1999. Net cash provided by financing activities in 2000 primarily consisted of net proceeds from the sale of common stock under our various stock option and stock purchase plans, offset in part by repayments of capital lease obligations. Net cash provided by financing activities in 1999 primarily consisted of net proceeds from the sale of common stock in our initial public offering, offset in part by the repurchase and retirement of common stock and repayments of debt and capital lease obligations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. OneSource, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures. OneSource will adopt SFAS No. 133 as required by SFAS No. 137 in fiscal year 2001.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B, which is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The application of SAB No.101 did not have a significant impact on OneSource's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN No. 44 did not impact OneSource's financial position or results of operations.

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

     WE HAVE A CUMULATIVE DEFICIT AND EXPECT TO CONTINUE TO HAVE A CUMULATIVE DEFICIT FOR THE FORESEEABLE FUTURE. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998, $6.4 million in 1999 and $2.0 million in 2000. In addition, we have not reached the critical mass of users of Web-based products, that we believe is necessary to effectively leverage our royalty payments and infrastructure expenses, which may not allow OneSource to sustain and increase profits. As of December 31, 2000, we had an accumulated deficit of $14.0 million.

     WE RELY ON OUR BUSINESS BROWSER PRODUCT LINE, AND WE WILL NOT SUCCEED UNLESS DEMAND FOR OUR BUSINESS BROWSER PRODUCTS CONTINUES TO GROW. Subscription revenues from our Business Browser product line accounted for 91% of total revenues in 2000, 90% of total revenues in 1999, 53% of total revenues in 1998 and 11% of total revenues in 1997. At the end of 2000 we phased out our legacy CD Rom products that are not part of the Business Browser product line. As a result, our future financial condition will depend heavily on the success or failure of our Business Browser product line. Business Browser products were introduced in December 1996 and it is difficult to predict demand and market acceptance for these products in the new and rapidly evolving Web-based business information services market. If the demand for Business Browser products does not continue to grow, whether due to competition, lack of market acceptance, failure of Internet or Web use to grow in general, technological change or other factors, our business would suffer significantly.

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

     - providers of sales, marketing and credit information such as Dun & Bradstreet, InfoUSA, Siebel

     - Web retrieval, Web "portal" companies and other free or low-cost mass market on-line services such as Excite, Infoseek, Terra Lycos, Yahoo! and AOL/Time Warner

     - free or low-cost specialized business and financial information Websites such as Hoovers.com, Marketwatch.com, Multex.com and TheStreet.com

     Based on reported operating results, industry reports and other publicly available information, we believe that many of our existing competitors, as well as a number of prospective competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in user requirements, or to devote greater resources to the research, development, promotion and sale of their products than we can. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, customers and information providers. Our competitors also may develop products that are equal or superior to our products or that achieve greater market acceptance than our products.

     EXPANSION INTO INTERNATIONAL MARKETS IN WHICH WE HAVE LIMITED PRIOR EXPERIENCE COULD CAUSE MATERIAL AND ADVERSE EFFECTS ON OUR BUSINESS. We presently have offices in the United Kingdom, but look to expand our business opportunities into new markets, particularly throughout Europe. Expanding into diverse international markets exposes us to certain risks of conducting business that include but are not limited to the following: potential higher costs, unanticipated regulatory changes, political instability, difficulties in staffing and managing operations, adverse tax consequences, currency and exchange rate fluctuations, and seasonal reductions in business activity. In addition, the impact of language and other cultural differences could result in product and service offerings that might not satisfy the needs of our customers and might not be profitable. Further, strategic relationships might be necessary to facilitate expansion into certain markets, and our business might be adversely affected if we misallocate our resources and ultimately fail to gain new or effective alliances in this area.

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

     - competition (particularly price competition)

     - increases in selling and marketing expenses, as well as other operating expenses

     - technical difficulties or system downtime affecting our products or the Web generally

     - economic conditions specific to the Web, as well as general economic conditions

     - consolidation of our customers

     In addition, a substantial portion of our expenses, including most product development and selling and marketing expenses, must be incurred in advance of revenue generation. If our projected revenue does not meet our expectations, then we are likely to experience an even larger shortfall in our operating profit (loss) relative to our expectations. Further, although we are not presently a party to a lawsuit, any potential claims, even if not meritorious, against us could result in the expenditure of significant financial and managerial resources on our part, which could materially impact our results of operations.

     IF WE CONTINUE TO LOSE KEY PERSONNEL AND ARE UNABLE TO ATTRACT ADDITIONAL AND RETAIN EXISTING KEY PERSONNEL, IT COULD CAUSE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS. Our future success will depend, in substantial part, on the continued services of our senior management, including Daniel J. Schimmel, our President and Chief Executive Officer; William G. Schumacher, our Senior Vice President, Content Development; Philip J. Garlick, our Senior Vice President, Global Sales; Dileep Hurry, our Senior Vice President, Business Development; Roy
D. Landon, our Senior Vice President and Chief Financial Officer; Michael Buzzell, our Senior Vice President, Engineering; and Mary F. McCabe, our Senior Vice President, Product Development. None of our senior management has entered into employment agreements with us, and we do not maintain key-person life insurance on any of our employees. In the first quarter of 2001, two members of our senior management team resigned. We may experience difficulty in transitioning their replacements into these key management roles. In addition, the loss of the services of one or a group of our other key personnel could have a material, adverse effect on development of new products and services, our ability to manage the business, and our financial condition. Further, our future success will also depend on our continuing ability to attract, retain, and motivate highly qualified technical, customer support, sales, financial, accounting, and managerial personnel. Competition for such key personnel is intense, and we cannot assure you that we will be able to retain such personnel or that we will be able to attract, assimilate, or retain other highly qualified personnel in the future. Moreover, competition for highly qualified key personnel may lead to increased costs of retaining the services of such personnel, thus potentially hindering our financial condition.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. However, our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the years ended December 31, 2000 and 1999. We do not engage in hedging activities.

     OneSource also owns money market funds and government securities that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve OneSource's capital until it is required to fund operations, including the Company's marketing and product development activities. None of these market-risk sensitive instruments are held for trading purposes. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. We do not enter into derivatives or any other financial instruments for trading or speculative purposes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the section entitled "Occupations of Directors and Executive Officers" of OneSource's Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" of OneSource's Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the section entitled "Securities Ownership of Certain Beneficial Owners and Management" of OneSource's Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of OneSource's Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT:

     The following Consolidated Financial Statements and Schedules and the Reports of the Independent Accountants are filed herein:

     (1)  Financial Statements:

     Index to Consolidated Financial Statements:

                                                                 PAGE
                                                                 ----
Report of Independent Accountants...........................      F-1
Consolidated Balance Sheet at December 31, 2000 and 1999....      F-2
Consolidated Statement of Operations for the years ended          F-3
  December 31, 2000, 1999 and 1998..........................
Consolidated Statement of Stockholders' Equity for the years      F-4
  ended December 31, 2000, 1999 and 1998....................
Consolidated Statement of Cash Flows for the years ended          F-6
  December 31, 2000, 1999 and 1998..........................
Notes to Consolidated Financial Statements..................  F-7 to F-19

     (2)  Financial Statement Schedules:

                                                                 PAGE
                                                                 ----
Report of Independent Accountants on Financial Statement          S-1
  Schedules.................................................
Schedule II -- Valuation and Qualifying Accounts............      S-2

     All other financial statement schedules are omitted because they are not required, are inapplicable or the information has been included elsewhere in the financial statements or notes thereto.

     (b) REPORTS ON FORM 8-K

     OneSource did not file any reports on Form 8-K during the quarter ended December 31, 2000.

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

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
   2.01      Agreement and Plan of Merger dated September 8, 1999 by and between the Registrant and Corporate Technology Information
             Services, Inc. (filed as Exhibit 2.1 to Form 8-K dated
             September 8, 1999, No. 000-25849 and incorporated herein by reference).
   2.02      Escrow Agreement dated September 8, 1999 by and among the
             Registrant, Corporate Technology Information Services, Inc.,
             Andrew Campbell and Citizens Bank of Massachusetts (filed as
             Exhibit 2.2 to Form 8-K dated September 8, 1999, No.
             000-25849 and incorporated herein by reference).
   3.01      Second Amended and Restated Certificate of Incorporation of
             the Registrant (filed as Exhibit 3.02 to the Registration
             Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
   3.02      Second Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.04 to the Registration Statement on Form S-1,
             No. 333-73263 and incorporated herein by reference).
  10.01*     1993 Stock Purchase and Option Plan (filed as Exhibit 10.01 to the Registration Statement on Form S-1, No. 333-73263 and
             incorporated herein by reference).
  10.02*     1999 Stock Option and Incentive Plan (filed as Exhibit 10.02 to the Registration Statement on Form S-1, No. 333-73263 and
             incorporated herein by reference).
  10.03*     1999 Employee Stock Purchase Plan (filed as Exhibit 10.03 to the Registration Statement on Form S-1, No. 333-73263 and
             incorporated herein by reference).
  10.04      Registration Agreement dated September 8, 1993 (filed as
             Exhibit 10.04 to the Registration Statement on Form S-1, No.
             333-73263 and incorporated herein by reference).
  10.05      Lease dated January 20, 1999 by and between the Registrant and 300 Baker Avenue Associates, Limited Partnership (filed as Exhibit 10.12 to the Registration Statement on Form S-1,
             No. 333-73263 and incorporated herein by reference).
  10.06      Agreement and Plan of Merger dated February 26, 1999 by and between the Registrant and OneSource Holding Corporation
             (filed as Exhibit 10.13 to the Registration Statement on
             Form S-1, No. 333-73263 and incorporated herein by
             reference).
  10.08      Form of Management Stock Purchase Agreement
  10.09      Stock Purchase Agreement dated August 3, 1993, by and among
             Lotus Development Corporation, Datext, Inc. and Datext
             Holding Corporation (filed as Exhibit 10.10 to the
             Registration Statement on Form S-1, No. 333-73263 and
             incorporated herein by reference).
  10.10      Form of Fee Termination Agreement (filed as Exhibit 10.16 to the Registration Statement on Form S-1, No. 333-73263 and
             incorporate herein by reference).
  10.11      Stock Redemption Agreement dated April 21, 1999 (filed as
             Exhibit 10.17 to the Registration Statement on Form S-1, No.
             333-73263 and incorporated herein by reference).
  10.12      Amendment No. 1 to Employee Stock Purchase Plan dated April
             21, 1999.
  10.13      Amendment No. 2 to Employee Stock Purchase Plan dated July
             18, 2000.
  10.14      Amendment No. 1 to Stock Option and Incentive Plan dated May
             25, 2000.
  21.01      Subsidiaries of the Registrant
  23.02      Consent of PricewaterhouseCoopers LLP
  24.01      Power of Attorney (included in signature page)

---------------
* Indicates a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to item 14(c).

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ONESOURCE INFORMATION SERVICES, INC.

                                          By: /s/ DANIEL J. SCHIMMEL
                                            ------------------------------------
                                            President and Chief Executive
                                              Officer
Date: March 28, 2001

                        POWER OF ATTORNEY AND SIGNATURES

     The undersigned officers and directors of OneSource Information Services, Inc. hereby severally constitute and appoint Daniel J. Schimmel and Roy D. Landon, and each of them singly, with full power of substitution, our true and lawful attorneys-in-fact and agents to sign for us and in our names in the capacities indicated below, any amendments to this Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable OneSource Information Services, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this report on Form 10-K.

              SIGNATURE                              TITLE(S)                      DATE
              ---------                              --------                      ----

/s/ DANIEL J. SCHIMMEL                 President and Chief Executive Officer  March 28, 2001
-------------------------------------  (principal executive officer)
     Daniel J. Schimmel

/s/ ROY D. LANDON                      Senior Vice President and Chief        March 28, 2001
-------------------------------------  Financial Officer (principal
     Roy D. Landon                     financial officer)

/s/ MARTIN KAHN                        Director                               March 28, 2001
-------------------------------------
     Martin Kahn

/s/ CARL P. FISHER                     Director                               March 28, 2001
-------------------------------------
     Carl P. Fisher

/s/ GREGG S. NEWMARK                   Director                               March 28, 2001
-------------------------------------
     Gregg S. Newmark

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of OneSource Information Services, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of OneSource Information Services, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 1, 2001

                      ONESOURCE INFORMATION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $17,338   $13,598
  Accounts receivable, net of allowance for doubtful
     accounts of $672 and $348 at December 31, 2000 and
     1999, respectively.....................................   19,373    14,420
  Restricted time deposit...................................       --       100
  Deferred subscription costs...............................    7,281     7,225
  Prepaid expenses and other current assets.................      314       272
                                                              -------   -------
     Total current assets...................................   44,306    35,615
Property and equipment, net.................................    5,118     3,422
Goodwill and other intangible assets, net...................    8,103     9,606
Restricted time deposit.....................................      603       603
Other assets................................................      702       452
                                                              -------   -------
          Total assets......................................  $58,832   $49,698
                                                              =======   =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............  $    33   $   205
  Accounts payable..........................................    1,859     1,501
  Accrued expenses..........................................    5,864     4,618
  Accrued royalties.........................................    5,494     5,760
  Deferred revenues.........................................   29,229    24,222
                                                              -------   -------
     Total current liabilities..............................   42,479    36,306
Capital lease obligations, net of current portion...........       --        29
                                                              -------   -------
          Total liabilities.................................   42,479    36,335
                                                              -------   -------
Commitments (Note 14).......................................       --        --
Stockholders' equity:
  Preferred stock, $0.01 par value:
     1,000,000 shares authorized; no shares issued and
     outstanding............................................       --        --
  Common stock, $0.01 par value:
     20,000,000 shares authorized; 12,158,467 and 10,381,109
     shares issued and outstanding at December 31, 2000 and
     1999, respectively.....................................      122       104
  Additional paid-in capital................................   30,309    28,504
  Unearned compensation.....................................     (174)     (271)
  Accumulated deficit.......................................  (14,033)  (14,891)
  Accumulated other comprehensive income (loss).............      129       (83)
                                                              -------   -------
          Total stockholders' equity........................   16,353    13,363
                                                              -------   -------
          Total liabilities and stockholders' equity........  $58,832   $49,698
                                                              =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Revenues:
  Web-based product.........................................  $47,275   $31,822   $16,058
  CD Rom product and other..................................    4,614     3,726    14,370
                                                              -------   -------   -------
                                                               51,889    35,548    30,428
                                                              -------   -------   -------
Cost of revenues:
  Web-based product.........................................   15,536    13,143     7,863
  CD Rom product and other..................................    2,373     1,666     5,792
                                                              -------   -------   -------
                                                               17,909    14,809    13,655
                                                              -------   -------   -------
  Gross profit..............................................   33,980    20,739    16,773
                                                              -------   -------   -------
Operating expenses:
  Selling and marketing.....................................   20,519    13,254    11,577
  Platform and product development..........................    8,842     7,996     6,313
  General and administrative................................    5,079     5,474     3,847
  Amortization of goodwill and other intangible assets......    1,503       376        --
                                                              -------   -------   -------
     Total operating expenses...............................   35,943    27,100    21,737
                                                              -------   -------   -------
     Loss from operations...................................   (1,963)   (6,361)   (4,964)
Interest expense............................................      (91)     (663)     (878)
Interest income.............................................      978       710       283
Gain on sale of product line................................       --        --    12,797
Other income................................................    2,000     2,000        --
                                                              -------   -------   -------
     Income (loss) before provision for income taxes........      924    (4,314)    7,238
Provision for income taxes..................................       66       133       250
                                                              -------   -------   -------
     Net income (loss)......................................      858    (4,447)    6,988
Less: income attributable to Class P common stock...........       --        --     1,367
                                                              -------   -------   -------
Net income (loss) attributable to common stock..............  $   858   $(4,447)  $ 5,621
                                                              =======   =======   =======
Class P common stock:
  Basic and diluted earnings per share......................  $    --   $    --   $  1.91
  Weighted average Class P common shares outstanding........       --        --       718
Common stock:
  Basic earnings (loss) per share...........................  $  0.07   $ (0.50)  $  0.85
  Diluted earnings (loss) per share.........................  $  0.06   $ (0.50)  $  0.59
  Weighted average common shares outstanding:
     Basic..................................................   11,509     8,822     6,641
     Diluted................................................   13,509     8,822     9,563

  The accompanying notes are an integral part of these consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       CLASS P
                                                    COMMON STOCK         COMMON STOCK       ADDITIONAL
                                                  -----------------   -------------------    PAID-IN       UNEARNED     ACCUMULATED
                                                   SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION     DEFICIT
                                                  --------   ------   ----------   ------   ----------   ------------   -----------
BALANCE, DECEMBER 31, 1997......................   717,948   $3,528    6,684,959    $ 67     $   362        $  --        $(17,432)
Comprehensive loss:
Net income......................................                                                                            6,988
Foreign currency translation adjustment.........
  Comprehensive income..........................
Issuance of common stock pursuant to exercise of
  options.......................................                          90,354       1          22
Unearned compensation relating to grants of
  stock options.................................                                                  45          (45)
Amortization of unearned compensation relating
  to grants of stock options....................                                                                6
Compensation relating to modification of stock
  options on sale of product line...............                                                 295
Reacquisition and retirement of Class P common
  stock.........................................      (829)                   (4)
Reacquisition of common stock for treasury......
                                                  --------   ------   ----------    ----     -------        -----        --------
BALANCE, DECEMBER 31, 1998......................   717,119   3,524     6,775,313      68         724          (39)        (10,444)
Comprehensive loss:
Net loss........................................                                                                           (4,447)
Foreign currency translation adjustment.........
  Comprehensive loss............................
Conversion of Class P common stock and the
  preference amount to common stock.............  (717,119) (3,524)      999,328      10       3,514
Repurchase and retirement of common stock.......                        (282,209)     (3)     (3,384)
Retirement of treasury stock....................                        (109,890)     (1)         (5)
Issuance of common stock pursuant to initial
  public offering, net of offering costs........                       2,500,000      25      26,890
Unearned compensation relating to grants of
  stock options.................................                                                 346         (346)
Amortization of unearned compensation relating
  to grants of stock options....................                                                              114
Issuance of common stock pursuant to exercise of
  options.......................................                         415,538       4         415
Issuance of common stock pursuant to exercise of
  warrants......................................                          83,029       1           4
                                                  --------   ------   ----------    ----     -------        -----        --------
BALANCE, DECEMBER 31, 1999......................        --      --    10,381,109     104      28,504         (271)        (14,891)
Comprehensive income:
Net income......................................                                                                              858
Foreign currency translation adjustment.........

                                                   ACCUMULATED
                                                      OTHER        TREASURY STOCK          TOTAL
                                                  COMPREHENSIVE   -----------------    STOCKHOLDERS'     COMPREHENSIVE
                                                  INCOME (LOSS)    SHARES    AMOUNT   EQUITY (DEFICIT)   INCOME (LOSS)
                                                  -------------   --------   ------   ----------------   -------------
BALANCE, DECEMBER 31, 1997......................      $(132)       102,564    $(6)        $(13,613)
Comprehensive loss:
Net income......................................                                             6,988          $6,988
Foreign currency translation adjustment.........         (6)                                    (6)             (6)
                                                                                                            ------
  Comprehensive income..........................                                                             6,982
                                                                                                            ======
Issuance of common stock pursuant to exercise of
  options.......................................                                                23
Unearned compensation relating to grants of
  stock options.................................                                                --
Amortization of unearned compensation relating
  to grants of stock options....................                                                 6
Compensation relating to modification of stock
  options on sale of product line...............                                               295
Reacquisition and retirement of Class P common
  stock.........................................                                                (4)
Reacquisition of common stock for treasury......                     7,326     --               --
                                                      -----       --------    ---         --------
BALANCE, DECEMBER 31, 1998......................       (138)       109,890     (6)          (6,311)
Comprehensive loss:
Net loss........................................                                            (4,447)         (4,447)
Foreign currency translation adjustment.........         55                                     55              55
                                                                                                            ------
  Comprehensive loss............................                                                            (4,392)
                                                                                                            ======
Conversion of Class P common stock and the
  preference amount to common stock.............                                                --
Repurchase and retirement of common stock.......                                            (3,387)
Retirement of treasury stock....................                  (109,890)     6               --
Issuance of common stock pursuant to initial
  public offering, net of offering costs........                                            26,915
Unearned compensation relating to grants of
  stock options.................................                                                --
Amortization of unearned compensation relating
  to grants of stock options....................                                               114
Issuance of common stock pursuant to exercise of
  options.......................................                                               419
Issuance of common stock pursuant to exercise of
  warrants......................................                                                 5
                                                      -----       --------    ---         --------
BALANCE, DECEMBER 31, 1999......................        (83)            --     --           13,363
Comprehensive income:
Net income......................................                                               858             858
Foreign currency translation adjustment.........        212                                    212             212
                                                                                                            ------

                                                       CLASS P
                                                    COMMON STOCK         COMMON STOCK       ADDITIONAL
                                                  -----------------   -------------------    PAID-IN       UNEARNED     ACCUMULATED
                                                   SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION     DEFICIT
                                                  --------   ------   ----------   ------   ----------   ------------   -----------
  Comprehensive income..........................
Amortization of unearned compensation relating
  to grants of stock options....................                                                               97
Issuance of common stock pursuant to exercise of
  options.......................................                       1,341,024      14       1,532
Issuance of common stock pursuant to employee
  stock purchase plan...........................                          31,184      --         273
Issuance of common stock pursuant to exercise of
  warrants......................................                         405,150       4          --
                                                  --------   ------   ----------    ----     -------        -----        --------
BALANCE, DECEMBER 31, 2000......................        --   $  --    12,158,467    $122     $30,309        $(174)       $(14,033)
                                                  ========   ======   ==========    ====     =======        =====        ========

                                                   ACCUMULATED
                                                      OTHER        TREASURY STOCK          TOTAL
                                                  COMPREHENSIVE   -----------------    STOCKHOLDERS'     COMPREHENSIVE
                                                  INCOME (LOSS)    SHARES    AMOUNT   EQUITY (DEFICIT)   INCOME (LOSS)
                                                  -------------   --------   ------   ----------------   -------------
  Comprehensive income..........................                                                            $1,070
                                                                                                            ======
Amortization of unearned compensation relating
  to grants of stock options....................                                                97
Issuance of common stock pursuant to exercise of
  options.......................................                                             1,546
Issuance of common stock pursuant to employee
  stock purchase plan...........................                                               273
Issuance of common stock pursuant to exercise of
  warrants......................................                                                 4
                                                      -----       --------    ---         --------
BALANCE, DECEMBER 31, 2000......................      $ 129             --    $--         $ 16,353
                                                      =====       ========    ===         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2000      1999       1998
                                                              -------   -------   --------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows relating to operating activities:
  Net income (loss).........................................  $   858   $(4,447)  $  6,988
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
     Depreciation and amortization..........................    2,521     1,661      1,518
     Amortization of goodwill and other intangible assets...    1,503       376         --
     Amortization of unearned compensation relating to
       grants of stock options..............................       97       114          6
     Amortization of debt discount..........................       --        52        121
     Loss on sale leaseback transaction.....................       --        --         45
     Gain on sale of product line...........................       --        --    (12,797)
     Changes in assets and liabilities, net of effects of
       acquisition of Corporate Technology:
       Accounts receivable..................................   (5,225)   (4,294)      (946)
       Deferred subscription costs..........................      (56)     (563)    (2,217)
       Prepaid expenses and other assets....................        1      (266)       (43)
       Accounts payable.....................................      433       523       (213)
       Accrued expenses.....................................    1,281       528      1,075
       Accrued royalties....................................     (266)    1,134      2,283
       Deferred revenues....................................    5,472     4,580      5,373
                                                              -------   -------   --------
          Net cash provided (used) by operating
            activities......................................    6,619      (602)     1,193
                                                              -------   -------   --------
Cash flows relating to investing activities:
  Proceeds from (investment in) restricted time deposits....      100      (603)      (100)
  Purchases of property and equipment.......................   (4,014)   (2,759)    (1,252)
  Capitalization of software development costs..............     (530)     (225)      (200)
  Net proceeds from sale of product line....................       --        --     10,563
  Acquisition of Corporate Technology, net of cash
     acquired...............................................       --    (7,560)        --
                                                              -------   -------   --------
          Net cash provided (used) by investing
            activities......................................   (4,444)  (11,147)     9,011
                                                              -------   -------   --------
Cash flows relating to financing activities:
  Proceeds from issuance of common stock, net...............    1,823    27,339         23
  Repurchase of Class P common stock and common stock.......       --    (3,387)        (4)
  Net repayments under line of credit.......................       --        --     (1,183)
  Repayments of term loan...................................       --        --       (347)
  Repayment of long-term debt...............................       --    (6,722)        --
  Proceeds from sale and leaseback of fixed assets..........       --        --        228
  Repayments of capital lease obligations...................     (201)     (549)      (684)
                                                              -------   -------   --------
          Net cash provided (used) by financing
            activities......................................    1,622    16,681     (1,967)
                                                              -------   -------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (57)        1         87
                                                              -------   -------   --------
Increase in cash and cash equivalents.......................    3,740     4,933      8,324
Cash and cash equivalents, beginning of year................   13,598     8,665        341
                                                              -------   -------   --------
Cash and cash equivalents, end of year......................  $17,338   $13,598   $  8,665
                                                              =======   =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

     OneSource Information Services, Inc. and its wholly-owned subsidiaries provide Web-based business and financial information to professionals in corporations and other enterprises and also publishes information on private technology companies. OneSource primarily sells its products through a direct sales force located throughout the United States and United Kingdom. OneSource manages its business as a single segment.

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

  Revenue Recognition

     OneSource's products are sold on a subscription basis pursuant to customer contracts that span varying periods of time but are generally for a period of one year. OneSource initially records receivables and defers the related revenue when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is probable. Revenues are recognized ratably over the related subscription period beginning when access to products is granted to the customer in accordance with customer agreements.

     OneSource also produces print directories on an annual basis. The related revenue is recognized upon shipment, provided that there is persuasive evidence of an arrangement, fees are fixed or determinable, and collection is probable.

  Subscription Costs

     Subscription costs represent sales commission and royalty costs that are directly associated with securing a subscription and procuring information to be delivered over the subscription period, respectively. These costs are deferred and amortized ratably over the associated subscription period as a component of selling and marketing expense and cost of revenues, respectively. At December 31, 2000 and 1999, deferred subscription costs consisted of $2.1 million and $1.7 million, respectively, related to sales commissions and $5.2 million and $5.5 million, respectively, related to royalties.

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

  Advertising Costs

     OneSource recognizes advertising expense as incurred. Advertising expense was approximately $87,000, $42,000 and $195,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                      ONESOURCE INFORMATION SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Goodwill and Other Intangible Assets

     Intangible assets consist primarily of goodwill, trademark, non-compete agreement, subscriber list and a database. Intangible assets are amortized using the straight-line method over a period of three to seven years, based on the estimated useful life. The carrying value of the intangible assets is reviewed on a quarterly basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date, no such impairment has occurred. OneSource determines whether an impairment has occurred based on gross expected future cash flows and measures the amount of the impairment based on the related future estimated discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at the time.

  Platform and Product Development and Software Development Costs

     Platform and product development costs, other than certain software development costs, are charged to expense as incurred. In 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires research and development costs associated with the application development stage to be capitalized for internal use software. At December 31, 2000 and 1999, OneSource had capitalized software development costs pursuant to the above of $530,000 and $225,000, respectively. For the years ended December 31, 2000, 1999 and 1998, amortization of capitalized software development costs amounted to $224,000, $229,000 and $198,000, respectively.

  Financial Instruments

     The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, restricted time deposits, accounts receivable and capital lease obligations approximate their fair value due to the short term maturities of these instruments.

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

  Earnings Per Share

     Earnings per share is computed in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of two amounts: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing income available to common shareholders by the sum of the weighted average number of shares of

                      ONESOURCE INFORMATION SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

common stock outstanding during the year and the weighted average number of potential common stock from the assumed exercise of stock options and warrants using the treasury stock method.

     For the year ended December 31, 1998, the two-class method of computing earnings per share has been used since the Class P common stock and the common stock share ratably in earnings remaining subsequent to the 12% yield on the Class P common stock. Earnings per share of Class P common stock is calculated by dividing the yield earned and income (loss) attributable to Class P common stock by the weighted average number of shares of Class P common stock outstanding during the period.

  Foreign Currency Translation

     Assets and liabilities of OneSource's United Kingdom operations, where the local currency is the functional currency, are translated into US dollars at the exchange rate in effect as of the balance sheet date, while revenues and expenses are translated at average exchange rates during the period. The resultant translation adjustment is reflected as a separate component of stockholders' equity. Transaction gains and losses, which are not material in amount, are reflected in the consolidated statement of operations.

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

  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. OneSource, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures. OneSource will adopt SFAS No. 133 as required by SFAS No. 137 in fiscal year 2001.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B, which was effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The application of SAB No.101 did not have a significant impact on OneSource's financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was

                      ONESOURCE INFORMATION SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN No. 44 did not impact OneSource's financial position or results of operations.

3.  ACQUISITION

     On October 1, 1999, OneSource acquired Corporate Technology Information Services, Inc. ("Corporate Technology"), a Delaware corporation located in Woburn, Massachusetts (the "Acquisition"). Corporate Technology is a provider of high technology company profiles with a focus on emerging private companies. Pursuant to the terms of an Agreement and Plan of Merger, the consideration paid by OneSource was $7.6 million in cash. A portion of the cash consideration is being held in escrow to be released in accordance with the Agreement and Plan of Merger and an Escrow Agreement. The Corporate Technology acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated based upon an independent professional appraisal of the fair value of assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the tangible assets acquired of $1.0 million and liabilities assumed of $2.5 million totaled $9,982,000. This amount has been included in goodwill and other intangible assets (Note 4), which are being amortized using the straight-line method over applicable periods ranging from three to seven years; related amortization expense totaled $1,503,000 and $376,000 for the years ended December 31, 2000 and 1999, respectively. The operating results of Corporate Technology have been included in the financial statements since the date of the Acquisition.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consist of the following:

                                                              DECEMBER 31,
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
                                                             (IN THOUSANDS)
Goodwill..................................................  $ 7,301    $7,301
Non-compete agreement.....................................      400       400
Subscriber list...........................................    1,150     1,150
Database..................................................      986       986
Trademark.................................................      145       145
                                                            -------    ------
                                                              9,982     9,982
Less: accumulated amortization............................   (1,879)     (376)
                                                            -------    ------
                                                            $ 8,103    $9,606
                                                            =======    ======

                      ONESOURCE INFORMATION SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Office and computer equipment............................  $ 8,824    $ 6,101
Furniture and fixtures...................................      527        273
                                                           -------    -------
                                                             9,351      6,374
Less: accumulated depreciation and amortization..........   (4,233)    (2,952)
                                                           -------    -------
                                                           $ 5,118    $ 3,422
                                                           =======    =======

     At December 31, 2000 and 1999, office and computer equipment under capital leases totaled $623,000 and $837,000, respectively. Related accumulated amortization of assets under capital leases totaled $602,000 and $651,000 at December 31, 2000 and 1999, respectively. During the year ended December 31, 1998, OneSource sold and leased back certain computer equipment with a net book value of $237,000 for cash proceeds of $228,000. During 2000 and 1999, OneSource retired $991,000 and $3,124,000, respectively, of fully depreciated property and equipment.

     Total depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $2,297,000, $1,432,000 and $1,320,000, respectively.

6.  LONG-TERM DEBT

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

7.  EARNINGS PER SHARE

     The following tables set forth the computation of earnings per share of common stock and Class P common stock from net income (loss):

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              2000      1999      1998
                                                             -------   -------   ------
                                                                   (IN THOUSANDS)

Numerator for common stock:
     Net income (loss).....................................  $   858   $(4,447)  $6,988
     Less: income attributable to Class P common stock.....       --        --    1,367
                                                             -------   -------   ------
                                                             $   858   $(4,447)  $5,621
                                                             =======   =======   ======

                      ONESOURCE INFORMATION SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              2000      1999      1998
                                                             -------   -------   ------
                                                                   (IN THOUSANDS)
Denominator for common stock:
     Weighted average shares outstanding used for basic
       earnings per share..................................   11,509     8,822    6,641

Effect of dilutive securities:
     Stock options.........................................    2,000        --    2,433
     Common stock warrants.................................       --        --      489
                                                             -------   -------   ------
     Weighted average shares outstanding used for diluted
       earnings per share..................................   13,509     8,822    9,563
                                                             -------   -------   ------

Numerator for Class P common stock:
     Yield earned by Class P common stock..................  $    --   $    --   $  742
     Income (loss) attributable to Class P common stock....       --        --      625
                                                             -------   -------   ------
                                                             $    --   $    --   $1,367
                                                             =======   =======   ======

     For the year ended December 31, 2000, stock options to purchase 1,062,690 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of common stock during the year. At December 31, 1999, total potential common stock consist of 3,675,794 stock options outstanding with a weighted average exercise price of $2.72 per share and 407,000 common stock warrants exercisable at $0.06 per share.

     Basic and diluted earnings per share of Class P common stock are the same, since there are no securities outstanding that would result in a dilution of Class P common stock.

8.  STOCKHOLDERS' EQUITY

     In connection with its initial capitalization, OneSource issued 725,274 shares of Class P common stock and 6,527,466 shares of common stock at $4.91 per share and $0.06 per share, respectively. The holders of the Class P common stock, as a separate class, were entitled to receive first all or a portion of any distribution, as defined, until the "preference amount" and the original issuance cost had been paid in full. The preference amount was 12% compounded quarterly. After all such payments were made, the holders of the Class P common stock and of the common stock were entitled to share pro rata in the remaining portion of the distribution, as a single class. No dividends on either the Class P common stock or the common stock have been declared or paid, and no payments of the aggregate yield have been made to the Class P common stockholders. As a result, the Class P common stock was stated at its original issuance cost of $4.91 per share. On May 24, 1999, the liquidation preference of these shares was $6,911,000, consisting of its original issuance cost of $3,524,000 and accumulated "preference amount" of $3,387,000.

  Authorized Shares

     The authorized capital stock of OneSource consists of 20,000,000 shares of common stock, $0.01 par value, and 1,000,000 shares of undesignated preferred stock, $0.01 par value. Prior to the closing of OneSource's public offering, OneSource's authorized capital stock consisted of 20,000,000 shares of common stock, $0.01 par value, and 1,250,000 shares of Class P common stock, $0.01 par value.

  Voting Rights

     All holders of common stock are entitled to one vote per share on all matters to be voted upon by OneSource's stockholders.

                      ONESOURCE INFORMATION SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  Reserved Shares

     At December 31, 2000, OneSource had reserved 3,832,757 shares of common stock for issuance upon exercise of common stock options.

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

     In February 1999, the Board of Directors of OneSource approved the 1999 Stock Option and Incentive Plan (the "1999 Plan") to be effective upon OneSource's initial public offering. The 1999 Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, OneSource. A total of 1,800,000 shares of common stock are authorized for issuance upon the exercise of options or other awards granted under the 1999 Plan.

     In February 1999, the Board of Directors of OneSource approved the 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"), to be effective upon OneSource's initial public offering. The 1999 Purchase Plan provides for the issuance of a maximum of 100,000 shares of common stock.

                      ONESOURCE INFORMATION SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Transactions under the 1993 Plan and 1999 Plan during the years ended December 31, 1998, 1999 and 2000 are summarized as follows:

                                                                              WEIGHTED-
                                                              NUMBER OF        AVERAGE
                                                                SHARES      EXERCISE PRICE
                                                              ----------    --------------

Outstanding -- December 31, 1997............................   3,606,524        $1.35
  Granted (weighted average fair value of $1.13)............     204,925         2.18
  Exercised.................................................     (90,354)        0.27
  Forfeited.................................................    (173,179)        1.34
                                                              ----------

Outstanding -- December 31, 1998............................   3,547,916         1.43
  Granted (weighted average fair value of $3.81)............     641,613         9.19
  Exercised.................................................    (415,538)        0.99
  Forfeited.................................................     (98,197)        5.44
                                                              ----------

Outstanding -- December 31, 1999............................   3,675,794         2.72
  Granted (weighted average fair value of $4.32)............     790,915         8.41
  Exercised.................................................  (1,341,024)        0.74
  Forfeited.................................................    (216,584)        8.58
                                                              ----------

Outstanding -- December 31, 2000............................   2,909,101         4.53
                                                              ==========

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                        OPTIONS OUTSTANDING               VESTED OPTIONS EXERCISABLE
                             -----------------------------------------    --------------------------
                                                           WEIGHTED-
                                            WEIGHTED-       AVERAGE                       WEIGHTED-
                                             AVERAGE       REMAINING                       AVERAGE
                               NUMBER       EXERCISE      CONTRACTUAL        NUMBER        EXERCISE
 RANGE OF EXERCISE PRICES    OUTSTANDING      PRICE      LIFE IN YEARS    EXERCISABLE       PRICE
 ------------------------    -----------    ---------    -------------    ------------    ----------

$0.12 to 2.19..............   1,793,015      $ 1.79           4.6          1,793,015        $ 1.79
6.25 to 8.63...............     640,447        7.93           9.2             59,729          7.38
9.75 to 10.50..............     404,168       10.00           8.8             62,030          9.93
12.00 to 12.13.............      71,471       12.08           8.8             17,866         12.08
                              ---------                                    ---------
                              2,909,101      $ 4.54           6.3          1,932,640        $ 2.32
                              =========                                    =========

     As of December 31, 1999 and 1998, 2,732,998 and 2,730,457 options were exercisable, respectively, under the 1993 and 1999 Plans. As of December 31, 2000, there were 923,656 shares of common stock available for grant under the 1999 Plan.

  Fair Value

     Compensation expense has been recognized for OneSource's stock option plans under APB No. 25. Had compensation cost been determined based on the fair value of the options at the grant date consistent with the

                      ONESOURCE INFORMATION SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

provisions of SFAS No. 123, OneSource's net income (loss) and earnings (loss) per share on a pro forma basis would be as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2000     1999      1998
                                                              -----   -------   ------
Net income (loss) (in thousands):
  As reported...............................................  $ 858   $(4,447)  $6,988
  Pro forma.................................................   (214)   (4,779)   6,909
Basic and diluted earnings per Class P common share:
  As reported...............................................     --        --     1.91
  Pro forma.................................................     --        --     1.89
Basic earnings per common share:
  As reported...............................................   0.07     (0.50)    0.85
  Pro forma.................................................  (0.02)    (0.54)    0.84
Diluted earnings per common share:
  As reported...............................................   0.06     (0.50)    0.59
  Pro forma.................................................  (0.02)    (0.54)    0.58

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2000      1999     1998
                                                            ------    ------    -----
Expected option term (years)..............................     5.0       5.0      5.0
Risk-free interest rate(%)................................    6.45      5.60     5.58
Expected volatility(%)....................................   50.00     18.78       --
Dividend yield(%).........................................      --        --       --
Weighted-average fair value of options granted............  $ 4.32    $ 3.81    $1.13
Weighted-average fair value of common stock purchased
  under the 1999 Purchase Plan............................  $ 3.02    $   --    $  --

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

     During 1999, 40,700 stock options were granted with an exercise price of $2.19 per share and 30,525 stock options were granted with an exercise price of $5.90 per share; these exercise prices were below the estimated fair market value of the common stock at the date of grant. Unearned compensation of $438,000, less $92,000 subsequently forfeited by a terminated employee, was recorded in accordance with APB No. 25 and will be amortized over the related vesting period of four years. Related compensation expense of $97,000, $114,000 and $6,000 was recorded during the years ended December 31, 2000, 1999 and 1998, respectively.

     Options issued during 2000 were granted at the fair market value of the common stock at the grant date.

                      ONESOURCE INFORMATION SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  INCOME TAXES

     Components of the income (loss) before income taxes and of the current provision for income taxes are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              2000      1999      1998
                                                             -------   -------   ------
                                                                   (IN THOUSANDS)

Income (loss) before income taxes:
  Domestic.................................................  $ 2,788   $(3,832)  $7,204
  Foreign..................................................   (1,864)     (482)      34
                                                             -------   -------   ------
                                                             $   924   $(4,314)  $7,238
                                                             -------   -------   ------

Current provision for income taxes:
  Federal..................................................  $    --   $    --   $  200
  State....................................................       66       133       45
  Foreign..................................................       --        --        5
                                                             -------   -------   ------
                                                             $    66   $   133   $  250
                                                             =======   =======   ======

     OneSource had no deferred provision for income taxes in each of the years ended December 31, 2000, 1999 and 1998 due to the offsetting effects of the valuation allowance on its net deferred tax assets. Provision has not been made for the United States or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested. Such taxes, if any, are not expected to be significant.

     Income taxes computed using the federal statutory income tax rate differ from OneSource's effective tax rate primarily due to the following:

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              2000     1999      1998
                                                             ------   -------   -------
                                                                   (IN THOUSANDS)

Income tax expense (benefit) at US federal statutory tax
  rate.....................................................  $  314   $(1,467)  $ 2,461
State income taxes, net of federal tax effect..............      44      (156)      508
Permanent items............................................     389       128        21
Other......................................................      12        36        36
Change in deferred tax asset valuation allowance...........    (693)    1,592    (2,776)
                                                             ------   -------   -------
Provision for income taxes.................................  $   66   $   133   $   250
                                                             ======   =======   =======

                      ONESOURCE INFORMATION SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Components of OneSource's deferred tax assets and liabilities are as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000     1999
                                                              ------   -------
                                                               (IN THOUSANDS)

Deferred tax assets:
  Net operating loss carryforwards..........................  $5,725   $ 3,138
  Depreciation..............................................     754       618
  Accrued expenses..........................................     513       466
  Deferred revenues.........................................      --     1,851
  Miscellaneous.............................................     308       182
                                                              ------   -------
     Gross deferred tax asset...............................   7,300     6,255
  Less: valuation allowance.................................  (5,023)   (3,858)
                                                              ------   -------
     Total deferred tax assets..............................   2,277     2,397
                                                              ------   -------

Deferred tax liabilities:
  Prepaid expenses..........................................     866       684
  Deferred royalties........................................      --       117
  Other intangible assets...................................     863     1,052
  Amortization of debt discount.............................      72        72
  Capitalized software development costs....................     129       126
  Tax operating leases......................................     347       346
                                                              ------   -------
     Total deferred tax liabilities.........................   2,277     2,397
                                                              ------   -------
Net deferred tax assets.....................................  $   --   $    --
                                                              ======   =======

     A portion of the net operating loss carryforwards totaling approximately $7.3 million relates to deductions for the exercise of non-qualified stock options and will be credited to additional paid-in capital upon realization. Approximately $533,000 of the valuation allowance relates to deferred tax assets acquired from Corporate Technology.

     Realization of OneSource's net deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, OneSource has provided a valuation allowance for the full amount of its net deferred tax assets.

     As of December 31, 2000, OneSource has federal and state net operating loss carryforwards of approximately $12.1 million that begin to expire in 2019 and 2004, respectively. As of December 31, 2000 OneSource had net operating loss carryforwards of $2.4 million for foreign tax purposes which do not expire. During 1998, OneSource utilized $8.0 million of net operating loss carryforwards. Under the provisions of the Internal Revenue Code, if certain substantial changes in OneSource's ownership should occur, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income and income tax liability may be limited. The amount of any annual limitation is determined based upon OneSource's value prior to an ownership change.

11.  SALE OF PRODUCT LINES

     In May 1998, OneSource sold its CD-Insurance division for $11.0 million in cash and entered a software license agreement for $4.0 million to be received in equal quarterly installments for two years commencing January 1, 1999 and ending on December 31, 2000. In connection with the sale, OneSource also entered a non-compete agreement for five years. As a result of the sale, OneSource recorded a gain of $12,797,000 which includes: (i) the recognition of $3,124,000 of deferred revenues and $595,000 of deferred subscription costs based upon the assumption by the buyer of all obligations to service the existing subscriber base of the

                      ONESOURCE INFORMATION SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

insurance division, (ii) $530,000 of employee severance costs and (iii) $202,000 of expenses associated with the sale. Payments pertaining to the software license agreement were recognized in other income as support services were performed and payments were made in accordance with the agreement. OneSource recorded $2.0 million of other income related to the software license agreement for both years ended December 31, 2000 and 1999.

12.  EMPLOYEE BENEFIT PLANS

     After three months of service, OneSource employees are eligible to participate in a tax deferred savings plan (the "Savings Plan") under Section 401(k) of the Internal Revenue Code. OneSource matches 25% of the first 6% contributed by the employee and the employee becomes fully vested in OneSource's matching contribution after three years of service. OneSource's contributions to the Savings Plan totaled $139,000, $133,000 and $120,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

13.  RELATED PARTY TRANSACTIONS

     At December 31, 2000 and 1999, OneSource had accounts receivable of $526,000 and $373,000, respectively, due from two stockholders. OneSource recognized revenue of $563,000, $558,000 and $318,000 in the years ended December 31, 2000, 1999 and 1998, respectively, from these stockholders.

     Management fees paid to a stockholder and an affiliate of another stockholder for the years ended December 31, 1999 and 1998 were $68,000 and $200,000, respectively, and are included in general and administrative expenses.

     In addition, in 1999 OneSource paid a termination fee of $500,000 to both a shareholder and an affiliate of another shareholder in conjunction with the initial public offering.

14.  COMMITMENTS

  Leases

     OneSource leases facilities and certain equipment under various noncancellable operating lease agreements. Total rent expense under such leases was $1.5 million, $1.6 million and $1.1 million for the years ended December 31, 2000, 1999, and 1998, respectively. Future minimum lease commitments under all noncancellable capital and operating leases at December 31, 2000 are as follows:

                                                CAPITAL     OPERATING
                                                 LEASES      LEASES
                                                --------    ---------
                                                   (IN THOUSANDS)
2001..........................................    $ 34       $1,334
2002..........................................      --        1,206
2003..........................................      --        1,042
2004..........................................      --          650
2005..........................................      --          308
                                                  ----       ------
Total minimum lease payments..................      34       $4,540
                                                             ======
Less: amount representing interest............      (1)
                                                  ----
Current portion of capital lease
  obligations.................................    $ 33
                                                  ====

  Royalties

     OneSource enters into royalty contracts with content providers, which are generally for a term of at least one year and renew for the same period if not cancelled or terminated with advance notice. Under these arrangements, royalties are generally paid on a quarterly basis to content providers. Royalty expense for the

                      ONESOURCE INFORMATION SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

years ended December 31, 2000, 1999 and 1998 was $11.5 million, $11.3 million and $10.0 million, respectively. Future minimum royalty payment obligations at December 31, 2000 are as follows:

                                                                ROYALTY
                                                                MINIMUMS
                                                             --------------
                                                             (IN THOUSANDS)

2001.......................................................      $4,266
2002.......................................................       1,786
2003.......................................................         200
2004.......................................................         200
2005.......................................................         200
                                                                 ------
Total minimum royalty payments.............................      $6,652
                                                                 ======

  Restricted Time Deposits

     In connection with several facility leases, OneSource is required to maintain, on behalf of the landlord, irrevocable letters of credit with a bank in the total amount of $603,000 over the term of the leases. In addition, OneSource was required to maintain certificates of deposit in equal amounts as security for the letters of credit.

15.  GEOGRAPHIC INFORMATION

     Revenue was distributed geographically as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)

United States.............................................  $41,080   $27,543   $23,428
United Kingdom............................................   10,809     8,005     7,000
                                                            -------   -------   -------
                                                            $51,889   $35,548   $30,428
                                                            =======   =======   =======

     Substantially all of OneSource's identifiable assets are located in the United States.

16.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The following is the supplemental cash flow information for all periods presented:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                                  (IN THOUSANDS)

Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $ 16     $810     $209
  Cash paid for taxes.......................................    73      162      175

Noncash investing and financing activities:
  Additions to capital lease obligations for purchases of
     fixed assets...........................................  $ --     $ --     $183
  Additions to capital lease obligations for sale and
     leaseback of fixed assets..............................    --       --      228
  Additions to long-term debt for accrued interest..........    --       --      489
  Exchange of property and equipment for the retirement of
     capital lease obligations..............................    --       --       41

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of OneSource Information Services, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated February 1, 2001 listed in the index appearing under Item 14(a)(1) on page 26 also included an audit of the financial statement schedules listed in
Item 14(a)(2) on page 26 of the Form 10-K. In our opinion, these financial statement schedules presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 1, 2001

                SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS

                      ONESOURCE INFORMATION SERVICES, INC.
                                 (IN THOUSANDS)

                                                     BALANCE AT                                 BALANCE AT
                                                    BEGINNING OF   CHARGED TO                     END OF
                   DESCRIPTION                         PERIOD      OPERATIONS   DEDUCTIONS(1)     PERIOD
                   -----------                      ------------   ----------   -------------   ----------

Year ended December 31, 1998
  Reserves and allowances deducted from asset
     accounts:
     Allowance for doubtful accounts..............     $  210        $  120        $   30         $  300
     Deferred tax asset valuation allowance.......     $4,544        $   --        $2,776         $1,768

Year ended December 31, 1999
  Reserves and allowances deducted from asset
     accounts:
     Allowance for doubtful accounts..............     $  300        $   96        $   48         $  348
     Deferred tax asset valuation allowance.......     $1,768        $2,090        $   --         $3,858

Year ended December 31, 2000
  Reserves and allowances deducted from asset
     accounts:
     Allowance for doubtful accounts..............     $  348        $  339        $   15         $  672
     Deferred tax asset valuation allowance.......     $3,858        $1,165        $   --         $5,023

---------------
(1) Doubtful accounts written off, net of recoveries.