Form 10-Q
period 2001-03-31
ONESOURCE INFORMATION SERVICES INC
filed 2001-05-11
CIK 1079880

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended March 31, 2001

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

                                 (978) 318-4300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)
                             _____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   _X_                 No   ___

The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of May 4, 2001 was 12,702,566.

================================================================================

                      ONESOURCE INFORMATION SERVICES, INC.


                                    CONTENTS
                                    --------


                                                                                               PAGE
---------------------------------------------------------------------------------------------------

PART I           FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheet as of
                  March 31, 2001 and December 31, 2000                                           3

                 Consolidated Statement of Operations for the
                  three months ended March 31, 2001 and 2000                                     4

                 Consolidated Statement of Cash Flows for the
                  three months ended March 31, 2001 and 2000                                     5

                 Notes to Consolidated Financial Statements                                      6

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                       7

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                     17

PART II          OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds                                      18

         Item 6. Exhibits and Reports on Form 8-K                                               18

         Signature                                                                              20
         Exhibit Index                                                                          21

PART I FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      ONESOURCE INFORMATION SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)
                                  (unaudited)

                                                                       March 31,        December 31,
                                                                         2001                2000
                                                                       ---------        ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents .................................          $ 21,876           $ 17,338
  Accounts receivable, net of allowance for doubtful accounts of $1,291 and $672 at March 31, 2001 and
    December 31, 2000, respectively .........................            12,358             19,373
  Deferred subscription costs ...............................             6,332              7,281
  Prepaid expenses and other current assets .................               382                314
                                                                       --------           --------
    Total current assets ....................................            40,948             44,306
Property and equipment, net .................................             4,887              5,118
Goodwill and other intangible assets, net ...................             7,663              8,103
Restricted time deposit .....................................               603                603
Other assets ................................................               841                702
                                                                       --------           --------
      Total assets ..........................................          $ 54,942           $ 58,832
                                                                       ========           ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations ..............          $      9           $     33
  Accounts payable ..........................................               998              1,859
  Accrued expenses ..........................................             3,810              5,864
  Accrued royalties .........................................             3,794              5,494
  Deferred revenues .........................................            27,883             29,229
                                                                       --------           --------
    Total current liabilities ...............................            36,494             42,479
                                                                       --------           --------
Stockholders' equity:
  Preferred stock, $0.01 par value:
    1,000,000 shares authorized; no shares issued and
    outstanding .............................................                --                 --
  Common stock, $0.01 par value:
    20,000,000 shares authorized; 12,633,999 and 12,158,467
    shares issued and outstanding at March 31, 2001
    and December 31, 2000, respectively .....................               126                122
Additional paid-in capital ..................................            31,580             30,309
Unearned compensation .......................................              (150)              (174)
Accumulated deficit .........................................           (13,402)           (14,033)
Accumulated other comprehensive income ......................               294                129
                                                                       --------           --------
Total stockholders' equity ..................................            18,448             16,353
                                                                       --------           --------
Total liabilities and stockholders' equity ..................          $ 54,942           $ 58,832
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

                      ONESOURCE INFORMATION SERVICES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                                      For the three months ended
                                                                              March 31,
                                                                     ---------------------------
                                                                       2001               2000
                                                                       ----               ----
Revenues:
  Web-based product .......................................          $ 13,726           $ 10,069
  CD Rom product and other ................................               748              1,489
                                                                     --------           --------
                                                                       14,474             11,558
                                                                     --------           --------
Cost of revenues:
  Web-based product .......................................             4,013              3,961
  CD Rom product and other ................................               617                540
                                                                     --------           --------
                                                                        4,630              4,501
                                                                     --------           --------
  Gross profit ............................................             9,844              7,057
                                                                     --------           --------
Operating expenses:
  Selling and marketing ...................................             5,274              4,609
  Platform and product development ........................             2,057              2,351
  General and administrative ..............................             1,343              1,274
  Amortization of goodwill and other intangible assets.....               376                376
                                                                     --------           --------
    Total operating expenses ..............................             9,050              8,610
                                                                     --------           --------
    Income (loss) from operations .........................               794             (1,553)
Interest expense ..........................................                (2)               (26)
Interest income ...........................................               264                196
Other income ..............................................                --                500
                                                                     --------           --------
    Income (loss) before provision for income taxes .......             1,056               (883)
Provision for income taxes ................................               425                 20
                                                                     --------           --------
    Net income (loss) .....................................          $    631           $   (903)
                                                                     ========           ========
Basic and diluted earnings (loss) per share ...............          $   0.05           $  (0.08)
Weighted average common shares outstanding:
  Basic ...................................................            12,338             10,862
  Diluted .................................................            13,631             10,862


   The accompanying notes are an integral part of these consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                            For the three months ended
                                                                                    March 31,
                                                                           ----------------------------
                                                                             2001                2000
                                                                             ----                ----

Increase (Decrease) in Cash and Cash Equivalents
Cash flows relating to operating activities:
  Net income (loss)..............................................          $    631           $   (903)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization ...............................               714                448
    Amortization of goodwill and other intangible assets ........               376                376
    Amortization of unearned compensation relating to
     grants of stock options ....................................                24                 24
    Changes in assets and liabilities:
      Accounts receivable .......................................             6,816              5,750
      Deferred subscription costs ...............................               949                921
      Prepaid expenses and other assets .........................               (98)              (106)
      Accounts payable ..........................................              (821)              (119)
      Accrued expenses ..........................................            (1,774)              (259)
      Accrued royalties .........................................            (1,649)            (2,255)
      Deferred revenues .........................................              (989)              (818)
                                                                           --------           --------
    Net cash provided by operating activities ...................             4,179              3,059
                                                                           --------           --------
Cash flows relating to investing activities:
  Proceeds from restricted time deposits ........................                --                100
  Purchases of property and equipment ...........................              (421)              (784)
  Capitalization of software development costs ..................              (191)               (40)
                                                                           --------           --------
    Net cash used by investing activities .......................              (612)              (724)
                                                                           --------           --------
Cash flows relating to financing activities:
  Proceeds from issuance of common stock ........................             1,032                284
  Repayments of capital lease obligations .......................               (24)               (56)
                                                                           --------           --------
    Net cash provided by financing activities ...................             1,008                228
                                                                           --------           --------
Effect of exchange rate changes on cash and cash equivalents ....               (37)               (14)
                                                                           --------           --------
Increase in cash and cash equivalents ...........................             4,538              2,549
Cash and cash equivalents, beginning of period ..................            17,338             13,598
                                                                           --------           --------
Cash and cash equivalents, end of period ........................          $ 21,876           $ 16,147
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

                      ONESOURCE INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

     The accompanying consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of OneSource's management, the March 31, 2001 and 2000 unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for those periods. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results of operations for the year ending December 31, 2001.

     The balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in OneSource's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2001.

2. Earnings (Loss) Per Share


     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using sum of the weighted average number of common stock outstanding during the period and the weighted average number of potential common stock from the assumed exercise of stock options using the treasury stock method.

     Shares used in calculating basic and diluted earnings (loss) per share are as follows (in thousands):

                                                                 Three months ended
                                                                      March 31,
                                                                --------------------
                                                                 2001          2000
                                                                 ----          ----

Weighted average shares outstanding
  used for basic earnings (loss) per share ..........           12,338        10,862
Stock options .......................................            1,293            --
                                                                ------        ------
Weighted average shares outstanding
  used for diluted earnings (loss) per share.........           13,631        10,862
                                                                ======        ======

     Options to purchase 1,123,062 shares of common stock were outstanding at March 31, 2001 but were not included in the computation of diluted earnings
(loss) per share because the exercise prices of the options were greater than the average market price of the Company's common stock during the three months ended March 31, 2001.

     All potential common stock were excluded from the calculation of diluted loss per share for the three months ended March 31, 2000 since its inclusion would be anti-dilutive. Total potential common stock consisted of 3,748,967 stock options outstanding with a weighted average exercise price of $3.33 per share as of March 31, 2000.

3. Comprehensive Income (Loss)

     Total comprehensive income (loss), which includes net income (loss) and the cumulative foreign currency translation adjustment, was $796,000 and ($868,000) for the three months ended March 31, 2001 and 2000, respectively.

4. Geographic Information

     Revenue was distributed geographically as follows (in thousands):

                                                 Three months ended
                                                      March 31,
                                              ------------------------
                                                2001             2000
                                                ----             ----

United States......................           $11,003          $ 9,248
United Kingdom.....................             3,471            2,310
                                              -------          -------
                                              $14,474          $11,558
                                              =======          =======

Substantially all of OneSource's identifiable assets are located in the United States.

5. Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. OneSource, to date, has not engaged in derivative and hedging activities, and accordingly adoption of SFAS No. 133 as required in the first quarter of 2001 did not have a material impact on the Company's financial reporting and related disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contain trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Certain Factors That May Affect Future Results" and in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2001.

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

     In May 1998, we sold our CD-Insurance division to allow us to focus more completely on our new Web-based product line. In connection with the disposition, we licensed certain of our CD Rom software to the acquiror in exchange for $4.0 million of license fees. These license fees were paid in eight equal quarterly installments beginning January 1, 1999 and ending on December 31, 2000 and were recognized ratably as other income. During the three-month period ended March 31, 2000, OneSource recorded $0.5 million of other income related to the software license agreement.

     Revenues from Web-based products accounted for $13.7 million, or 95% of total revenues, for the three months ended March 31, 2001, an increase from $10.1 million, or 87% of total revenues, for the three months ended March 31, 2000. CD Rom product and other revenues, which consist of licensing royalties, printed directories and mailing lists (products acquired as part of the Corporate Technology acquisition) decreased to $0.7 million, or 5% of total revenues, from $1.5 million, or 13% of total revenues for the three months ended March 31, 2001. The printed directories product line was discontinued at the end of 2000. As of March 31, 2001, 859 organizations subscribed to our Business Browser(SM) product line, and the annualized contract value for these organizations was $59.7 million.

     Our revenues for both CD Rom and Web-based products consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products decreased 3% to $27.5 million as of March 31, 2001 from $28.5 million as of December 31, 2000 and increased 26% from $21.9 million as of March 31, 2000. Other revenues are recognized when goods and services are delivered.

     Cost of revenues consists primarily of royalties to information providers and, to a lesser extent, employee salaries and benefits, facilities allocation and related expenses, software amortization, depreciation associated with computers for data processing and on-line requirements and Web hosting expenses. We enter into contracts with our information providers which are generally for a term of at least one year and are automatically renewable if not canceled with advance notice. These contracts may be terminated under certain circumstances. Under these arrangements, royalties are generally paid on a quarterly basis to information providers. Royalties are generally calculated either as a flat percentage of our revenues, as a per-user fee that declines as the number of authorized users of the product increases, as a fixed fee per period, or in some cases, we pay a calculated fee based upon product growth compared to like periods from the prior year.

     Selling and marketing expense consists primarily of employee salaries and benefits and sales commissions paid to our sales force, customer support organization and marketing personnel, as well as facilities allocation and related expenses, direct marketing promotional materials, trade show exhibitions and advertising. Sales commissions are paid when customers are invoiced and are recorded as deferred subscription costs, which are amortized ratably over the term of the contract, typically one year, as the associated revenues are recognized. All other selling and marketing costs are expensed as incurred.

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

COMPARISON OF RESULTS FOR THE QUARTERS ENDED MARCH 31, 2001 AND MARCH 31, 2000

     Revenues. Total revenues increased 25% to $14.5 million for the quarter ended March 31, 2001 from $11.6 million for the quarter ended March 31, 2000.

     Web-based product revenues increased 36% to $13.7 million for the quarter ended March 31, 2001 from $10.1 million for the quarter ended March 31, 2000. The increase was attributable to the addition of new customers, an increase in the number of user seats purchased by existing customers and the sale of new products to existing customers. At the same time, CD Rom product and other revenues, which consist of licensing royalties, printed directories and mailing lists, decreased by 50% to $0.7 million in the first quarter of 2001 from $1.5 million in the first quarter of 2000, primarily as a result of discontinuing the printed directories product line.

     Cost of Revenues. Total cost of revenues increased 3% to $4.6 million for the quarter ended March 31, 2001 from $4.5 million for the quarter ended March 31, 2000. As a percentage of total revenues, total cost of revenues decreased to 32% for the quarter ended March 31, 2001 from 39% for the quarter ended March 31, 2000. The increase in total cost of revenues was principally due to increased depreciation expense associated with computers used for data processing and on-line requirements. The decrease as a percentage of total revenues is primarily the result of lower effective royalty rates paid to information providers.

     Cost of Web-based product revenues was $4.0 million for each of the quarters ended March 31, 2001 and 2000. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 29% for the quarter ended March 31, 2001 from 39% for the quarter ended March 31, 2000, and was principally due to lower costs of acquiring data from information providers.

     Cost of CD Rom product and other revenues increased 14% to $0.6 million for the quarter ended March 31, 2001 from $0.5 million for the quarter ended March 31, 2000. This increase was solely due to costs associated with the acquired Corporate Technology business, but was partially offset by a decrease in CD Rom costs attributable to OneSource's discontinuance of its legacy CD Rom product line at the end of 2000. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues increased to 82% for the quarter ended March 31, 2001 from 36% for the quarter ended March 31, 2000, primarily due to costs associated with the expansion of our proprietary database.

     Selling and Marketing Expense. Selling and marketing expense increased 14% to $5.3 million for the quarter ended March 31, 2001 from $4.6 million for the quarter ended March 31, 2000, principally due to increased compensation related expenses and marketing expenses. Selling and marketing expense decreased as a percentage of total revenues to 36% for the quarter ended March 31, 2001 from 40% for the quarter ended March 31, 2000. We expect to see modest increases in selling and marketing expense.

     Platform and Product Development Expense. Platform and product development expense decreased 13% to $2.1 million for the quarter ended March 31, 2001 from $2.4 million for the quarter ended March 31, 2000. This decrease was primarily the result of higher recruiting costs incurred in the first quarter of 2000 related to personnel hired for platform and product development. Platform and product development expense decreased as a percentage of total revenues to 14% for the quarter ended March 31, 2001 from 20% for the quarter ended March 31, 2000.

     General and Administrative Expense. General and administrative expense increased 5% to $1.3 million for the quarter ended March 31, 2001 from $1.2 million for the quarter ended March 31, 2000. This increase was due principally to higher compensation related expenses and recruiting costs. General and administrative expense decreased as a percentage of total revenues to 9% for the quarter ended March 31, 2001 from 11% for the quarter ended March 31, 2000.

     Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets for each of the quarters ended March 31, 2001 and 2000 was $0.4 million. This expense is the result of the acquisition of Corporate Technology and the associated amortization of goodwill and other intangible assets acquired as part of that transaction.

     Interest Income, Net. Interest income, net of interest expense, increased 54% to $0.26 million for the quarter ended March 31, 2001 from $0.17 million for the quarter ended March 31, 2000. The increase is the result of higher invested cash balances and lower interest expense.

     Other Income. Other income was $0.5 million for the quarter ended March 31, 2000 and was attributable to revenue from a software license agreement entered into in conjunction with the sale of our CD-Insurance division which expired on December 31, 2000.

     Provision for Income Taxes. Provision for income taxes increased to $0.43 million for the quarter ended March 31, 2001 from $0.02 million for the quarter ended March 31, 2000. This increase was due to pre-tax income of $1.06 million at the applicable tax rates for the quarter ended March 31, 2001 as compared to a pre-tax loss of $0.09 million for the quarter ended March 31, 2000.

ANNUALIZED CONTRACT VALUE

     One measure of the performance of our business is "annualized contract value." This is a measurement we use for normalized period-to-period comparisons to indicate business volume and growth in terms of new customers, upgrades and expansions for existing customers. Our presentation and calculation of annualized contract value may not be comparable to similarly titled measures used by other companies. It is not an absolute indicator and we cannot guarantee that any annualized contract value will be ultimately realized as revenues.

     We use annualized contract value as a measure of our business because it shows the growth or decline in our customer base in a way that revenues cannot. Since our business is subscription-based, revenues are recognized not when a sale is made, but in ratable portions over the term of the subscription (which is usually twelve months). As a result, from a revenue viewpoint the addition or loss of even a major customer contract may not have a dramatic impact on a quarter-to-quarter basis. On the other hand, by looking at the overall value of customer contracts in place at the end of each quarter, we can more readily see trends in our business. For example, the addition of a one-year subscription contract with total payments of $1.0 million may only increase revenues by approximately $250,000 ($1.0 million divided by four) in the quarter in which the sale is made, but would increase annualized contract value by $1.0 million. Similarly, if the customer did not renew that contract, revenues in the next quarter would only decrease by $250,000, while annualized contract value would decrease by $1.0 million.

     In calculating annualized contract value, we include only those contracts where the customer has actually been invoiced. Since amounts invoiced are included in deferred revenues on our balance sheet for all customer contracts with terms extending beyond the month of invoice, this demonstrates that annualized contract value is based on actual customer contracts reflected in our historical financial statements. To compute annualized contract value, we multiply by twelve the total amount of fees invoiced for one month and included in deferred revenues. Annualized contract value is not intended to be an absolute indicator of future revenues. We only annualize existing, invoiced contracts, but we do so without regard to the remaining term of those contracts. Most of our contracts are for twelve months, but as of the date that we calculate annualized contract value, the remaining term of nearly all of our contracts will be less than twelve months. If a customer fails to pay its invoiced fees or terminates the contract or if we are unable to renew a contract, our revenues in subsequent periods may be less than expected based solely on annualized contract values. Conversely, if we add additional customers or renew existing contracts at higher rates, our revenues in future periods may exceed expectations based solely on annualized contract value.

     The calculation of annualized contract value for our Web-based products is illustrated below:

                                                                          ONE MONTH
                                                                         OF INVOICED
                                                        WEB-BASED          FEES IN
                                                        DEFERRED          DEFERRED         ANNUALIZED
MEASUREMENT DATE                                        REVENUES          REVENUES       CONTRACT VALUE
----------------                                        ---------        -----------     --------------
                                                                        (IN THOUSANDS)
March 31, 2000.................................          $21,921          $ 3,632.1        $43,585
March 31, 2001.................................           27,528            4,972.2         59,666

     We have increased annualized contract value attributable to Web-based products 37% to $59.7 million as of March 31, 2001 from $43.6 million as of March 31, 2000. The number of Web-based customers has increased 29% to 859 at March 31, 2001 from 667 at March 31, 2000. At the same time, the average annualized contract value of all Web-based product customers has increased to $69,500 per customer at March 31, 2001 from $65,300 per customer at March 31, 2000.

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

     Our cash and cash equivalents totaled $21.9 million at March 31, 2001, compared to $17.3 million at December 31, 2000, and $16.1 million at March 31, 2000. The increase of $4.6 million from December 31, 2000 is primarily due to cash provided by operating activities.

     Net cash provided by operating activities was $4.2 million for the three months ended March 31, 2001, compared to $3.1 million for the three months ended March 31, 2000. The net change of $1.1 million period to period is the result of a net income of $0.6 million compared to a net loss of $0.9 million, increased depreciation and amortization, partially offset by an unfavorable net change of assets and liabilities of $1.0 million.

     Net cash used in investing activities was $0.6 million for the three months ended March 31, 2001, compared to $0.7 million for the three months ended March 31, 2000. Cash used in investing activities was primarily used for the purchase of property and equipment of $0.4 million and $0.8 million during the three months ended March 31, 2001 and 2000, respectively, as well as $0.2 million used for software development costs during the three months ended March 31, 2001.

     Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2001, compared to $0.2 million for the three months ended March 31, 2000. Net cash provided by financing activities consisted of proceeds from the sale of common stock of $1.0 million and $0.3 million during the three months ended March 31, 2001 and 2000, respectively, offset in part by repayments of capital lease obligations.

     We do not currently have a line of credit but intend to enter into a revolving line of credit for letters of credit and general working capital.

     We believe that our current cash and cash equivalents and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

     In April 2001, the Company announced that its board of directors has authorized the repurchase of up to 1,000,000 shares of the Company's Common stock over the next twelve months, at such times when the Company deems such purchases to be an effective use of cash. Under the stock repurchase program, shares may be repurchased, at management's discretion, from time to time at prevailing prices in the open market. Since the commencement of the repurchase program through May 4, 2001, the Company has repurchased 35,800 shares of its common stock for approximately $285,306. The Company intends to leverage its existing cash and cash equivalents balances to execute the repurchases.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. OneSource, to date, has not engaged in derivative and hedging activities, and accordingly adoption of SFAS No. 133 as required in the first quarter of 2001 did not have a material impact on the Company's financial reporting and related disclosures.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. OneSource's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those set forth in the following risk factors discussed below and in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2001. The following risk factors should be considered carefully in evaluating OneSource and its business.

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

     WE HAVE A CUMULATIVE DEFICIT AND EXPECT TO CONTINUE TO HAVE A CUMULATIVE DEFICIT FOR THE FORESEEABLE FUTURE. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998, $6.4 million in 1999, and $2.0 million in 2000, and had net income of $0.8 million for the three months ended March 31, 2001. In addition, we have not reached the critical mass of users of Web-based products that we believe is necessary to effectively leverage our royalty payments and infrastructure expenses, which may not allow OneSource to sustain and increase profits. As of March 31, 2001, we had an accumulated deficit of $13.4 million.

     WE RELY ON OUR BUSINESS BROWSER PRODUCT LINE, AND WE WILL NOT SUCCEED UNLESS DEMAND FOR OUR BUSINESS BROWSER PRODUCTS CONTINUES TO GROW. Subscription revenues from our Business Browser product line accounted for 95% of total revenues for the three months ended March 31, 2001, 91% of total revenues in 2000, 90% of total revenues in 1999, 53% of total revenues in 1998 and 11% of total revenues in 1997. At the end of 2000 we phased out our legacy CD Rom products that were not part of the Business Browser product line. As a result, our future financial condition will depend heavily on the success or failure of our Business Browser product line. Business Browser products were introduced in December 1996 and it is difficult to predict demand and market acceptance for these products in the new and rapidly evolving Web-based business information services market. If the demand for Business Browser products does not continue to grow, whether due to competition, lack of market acceptance, failure of Internet or Web use to grow in general, technological change or other factors, our business would suffer significantly.

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

     - providers of sales, marketing and credit information such as Dun & Bradstreet, InfoUSA and Siebel

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

     MAINTENANCE OF REPUTATION AND NAME RECOGNITION. We believe that establishing and maintaining a solid reputation and name recognition are critical for attracting and retaining customers as well as employees. We believe that the importance of reputation and name recognition is increasing and will continue to increase due to the growing number of providers of Web-based business and financial information. If our reputation is damaged or if potential customers and employees are not familiar with our services, we may not be able to attract new, or retain existing, customers and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide quality services and successfully market our services. If customers do not perceive our services to be effective or of high quality, our brand name and reputation will suffer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. However, our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency. Operating results are translated into

United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was not significant for the three months ended March 31, 2001.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

         Exhibit
         Number             Description
         -------            -----------

          None.

(b)  REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed by OneSource for the quarter ending March 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ONESOURCE INFORMATION SERVICES, INC.


Date:   May 11, 2001               By: /s/ Roy D. Landon
                                       -----------------------------------------
                                       Roy D. Landon
                                       Senior Vice President, Chief Financial
                                       Officer (Principal Financial Officer)