Form 10-Q
period 2001-06-30
ONESOURCE INFORMATION SERVICES INC
filed 2001-08-10
CIK 1079880

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 2001

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

                                 Yes _X_ No ___

The number of shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of August 7, 2001 was 12,601,901.

--------------------------------------------------------------------------------

                      ONESOURCE INFORMATION SERVICES, INC.


                                    CONTENTS


                                                                                      Page
------------------------------------------------------------------------------------------

PART I            FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheet as of
                     June 30, 2001 and December 31, 2000                               3

                  Consolidated Statement of Operations for the
                     three months and six months ended June 30, 2001 and 2000          4

                  Consolidated Statement of Cash Flows for the
                     six months ended June 30, 2001 and 2000                           5

                  Notes to Consolidated Financial Statements                           6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20

PART II           OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                           20

         Item 4.  Submission of Matters to a Vote of Security Holders                 21

         Item 5.  Other Information                                                   22

         Item 6.  Exhibits and Reports on Form 8-K                                    22

         Signature                                                                    24

         Exhibit Index                                                                25

PART I  FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      ONESOURCE INFORMATION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)
                                  (unaudited)

                                                                       June 30,         December 31,
                                                                         2001               2000
                                                                       --------         ------------

                                     Assets
Current assets:
  Cash and cash equivalents .................................          $ 23,571           $ 17,338
  Accounts receivable, net of allowance for doubtful accounts of $484 and $672 at June 30, 2001 and
    December 31, 2000, respectively .........................            12,752             19,373
  Deferred subscription costs ...............................             5,933              7,281
  Prepaid expenses and other current assets .................               335                314
                                                                       --------           --------
    Total current assets ....................................            42,591             44,306
Property and equipment, net .................................             4,939              5,118
Goodwill and other intangible assets, net ...................             7,188              8,103
Restricted time deposit .....................................               603                603
Other assets, net ...........................................             1,019                702
                                                                       --------           --------
      Total assets ..........................................          $ 56,340           $ 58,832
                                                                       ========           ========

                      Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of capital lease obligations ..............          $     --           $     33
  Accounts payable ..........................................             1,867              1,859
  Accrued expenses ..........................................             3,629              5,864
  Accrued royalties .........................................             3,740              5,494
  Deferred revenues .........................................            27,733             29,229
                                                                       --------           --------
    Total current liabilities ...............................            36,969             42,479
                                                                       --------           --------
Stockholders' equity:
  Preferred stock, $0.01 par value:
    1,000,000 shares authorized; no shares issued and
    outstanding .............................................                --                 --
  Common stock, $0.01 par value:
    35,000,000 shares authorized; 12,715,676 issued and
    12,636,676 shares outstanding at June 30, 2001;
    12,158,467 shares issued and outstanding at December 31,
    2000 ....................................................               127                122
  Additional paid-in capital ................................            32,109             30,309
  Unearned compensation .....................................              (125)              (174)
  Accumulated deficit .......................................           (12,388)           (14,033)
  Accumulated other comprehensive income ....................               279                129
  Treasury stock ............................................              (631)                --
                                                                       --------           --------
      Total stockholders' equity ............................            19,371             16,353
                                                                       --------           --------
      Total liabilities and stockholders' equity ............          $ 56,340           $ 58,832
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

                      ONESOURCE INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                                   For the three months ended           For the six months ended
                                                                            June 30,                              June 30,
                                                                   --------------------------           ------------------------
                                                                     2001              2000               2001            2000
                                                                   --------          --------           --------        --------
Revenues:
  Web-based product .....................................          $ 14,323          $ 11,535           $ 28,049        $ 21,604
  CD Rom product and other ..............................               686             1,036              1,434           2,525
                                                                   --------          --------           --------        --------
                                                                     15,009            12,571             29,483          24,129
                                                                   --------          --------           --------        --------
Cost of revenues:
  Web-based product .....................................             4,129             3,547              8,142           7,508
  CD Rom product and other ..............................               607               706              1,224           1,246
                                                                   --------          --------           --------        --------
                                                                      4,736             4,253              9,366           8,754
                                                                   --------          --------           --------        --------
  Gross profit ..........................................            10,273             8,318             20,117          15,375
                                                                   --------          --------           --------        --------
Operating expenses:
  Selling and marketing .................................             5,105             5,328             10,379           9,937
  Platform and product development ......................             2,022             2,099              4,079           4,450
  General and administrative ............................             1,410             1,237              2,753           2,511
  Amortization of goodwill and other intangible assets...               373               376                749             752
                                                                   --------          --------           --------        --------
     Total operating expenses ...........................             8,910             9,040             17,960          17,650
                                                                   --------          --------           --------        --------
     Income (loss) from operations ......................             1,363              (722)             2,157          (2,275)
Interest expense ........................................                --                (4)                (2)            (30)
Interest income .........................................               335               239                599             435
Other income ............................................                --               500                 --           1,000
                                                                   --------          --------           --------        --------
     Income (loss) before provision for income taxes ....             1,698                13              2,754            (870)
Provision for income taxes ..............................               684                40              1,109              60
                                                                   --------          --------           --------        --------
     Net income (loss) ..................................          $  1,014          $    (27)          $  1,645        $   (930)
                                                                   ========          ========           ========        ========
Basic earnings (loss) per share .........................          $   0.08          $  (0.00)          $   0.13        $  (0.08)
Diluted earnings (loss) per share .......................          $   0.07          $  (0.00)          $   0.12        $  (0.08)
Weighted average common shares outstanding:
  Basic .................................................            12,653            11,526             12,496          11,194
  Diluted ...............................................            13,682            11,526             13,657          11,194

  The accompanying notes are an integral part of these consolidated financial statements.

                      ONESOURCE INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                            For the six months ended
                                                                                    June 30,
                                                                           ---------------------------
                                                                             2001               2000
                                                                           --------           --------

Increase (Decrease) in Cash and Cash Equivalents
Cash flows relating to operating activities:
  Net income (loss) .............................................          $  1,645           $   (930)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization ...............................             1,485              1,151
    Amortization of goodwill and other intangible assets ........               749                752
    Amortization of unearned compensation relating to
     grants of stock options ....................................                49                 49
    Changes in assets and liabilities:
      Accounts receivable .......................................             6,403              3,533
      Deferred subscription costs ...............................             1,348              1,188
      Prepaid expenses and other assets .........................               (27)                86
      Accounts payable ..........................................                46                299
      Accrued expenses ..........................................            (1,382)               239
      Accrued royalties .........................................            (1,754)            (1,652)
      Deferred revenues .........................................            (1,100)               (79)
                                                                           --------           --------
    Net cash provided by operating activities ...................             7,462              4,636
                                                                           --------           --------

Cash flows relating to investing activities:
  Proceeds from restricted time deposits ........................                --                100
  Purchases of property and equipment ...........................            (1,152)            (2,488)
  Capitalization of software development costs ..................              (494)               (80)
                                                                           --------           --------
    Net cash used by investing activities .......................            (1,646)            (2,468)
                                                                           --------           --------

Cash flows relating to financing activities:
  Proceeds from issuance of common stock ........................             1,150                590
  Repurchase of common stock ....................................              (631)                --
  Repayments of capital lease obligations .......................               (33)              (112)
                                                                           --------           --------
    Net cash provided by financing activities ...................               486                478
                                                                           --------           --------
Effect of exchange rate changes on cash and cash equivalents ....               (69)               (13)
                                                                           --------           --------
Increase in cash and cash equivalents ...........................             6,233              2,633
Cash and cash equivalents, beginning of period ..................            17,338             13,598
                                                                           --------           --------
Cash and cash equivalents, end of period ........................          $ 23,571           $ 16,231
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

                      ONESOURCE INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

     The accompanying consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited. In the opinion of OneSource's management, the June 30, 2001 and 2000 unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for those periods. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results of operations for the year ending December 31, 2001.

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

2. Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the sum of the weighted average number of common stock outstanding during the period and the weighted average number of potential common stock from the assumed exercise of stock options using the treasury stock method.

     Shares used in calculating basic and diluted earnings (loss) per share are as follows (in thousands):

                                                             Three months ended               Six months ended
                                                                  June 30,                        June 30,
                                                           ----------------------          ----------------------
                                                            2001            2000            2001            2000
                                                           ------          ------          ------          ------
Weighted average shares outstanding
  used for basic earnings (loss) per share ......          12,653          11,526          12,496          11,194

Dilutive stock options ..........................           1,029              --           1,161              --
                                                           ------          ------          ------          ------
Weighted average shares outstanding
  used for diluted earnings (loss) per share.....          13,682          11,526          13,657          11,194
                                                           ======          ======          ======          ======

     Options to purchase 1,110,158 shares of common stock were outstanding at June 30, 2001 but were not included in the computation of diluted earnings
(loss) per share because the exercise prices of the options were greater than the average market price of the Company's common stock during the six months ended June 30, 2001.

     All potential common stock were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2000 since its inclusion would be anti-dilutive. Total potential common stock consisted of 3,389,899 stock options outstanding with a weighted average exercise price of $4.03 per share as of June 30, 2000.

3. Comprehensive Income (Loss)

     Total comprehensive income (loss), which includes net income (loss) and the cumulative foreign currency translation adjustment, was $999,000 and $1,795,000 for the three and six months ended June 30, 2001, respectively, and $109,000 and ($759,000) for the three and six months ended June 30, 2000, respectively.

4. Geographic Information

     Revenue was distributed geographically as follows (in thousands):

                                 Three months ended                 Six months ended
                                     June 30,                           June 30,
                             ------------------------          ------------------------
                               2001             2000             2001             2000
                             -------          -------          -------          -------

United States .....          $11,372          $10,016          $22,375          $19,264
United Kingdom.....            3,637            2,555            7,108            4,865
                             -------          -------          -------          -------
                             $15,009          $12,571          $29,483          $24,129
                             =======          =======          =======          =======

Substantially all of OneSource's identifiable assets are located in the United States.

5. Treasury Stock

     In April 2001, the Company announced a Stock Buyback Program to repurchase up to 1,000,000 shares of the Company's common stock over the next twelve months. As of June 30, 2001, the Company had repurchased 79,000 shares of its common stock at an average price of $7.99 per share.

6. Subsequent Event

     In July 2001, The Company initiated a cost reduction program, which includes an 11% reduction in the overall Company workforce. The Company estimates that it will incur a one-time charge in the third quarter 2001 of approximately $475,000 to $500,000 related to the workforce reduction.

7. Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements. SFAS No. 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including, but not limited to, those set forth below under "Certain Factors That May Affect Future Results" and in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2001.

OVERVIEW

     OneSource provides Web-based business and financial information to professionals who need quick access to reliable corporate, industry and market intelligence. OneSource was formed as a division of Lotus Development Corporation in 1987 and became an independent company when it was purchased in a management buy-out in 1993. Until December 1996, OneSource's business primarily involved providing business information to the financial community via CD Rom technology as the primary method of distribution. The introduction of the OneSource(R) Business Browser(SM) product line in December 1996 marked a fundamental shift in the business as OneSource began a transition away from its legacy CD Rom business and toward Web-based products. The Business Browser product line is designed to be a comprehensive and easy-to-use business and financial information resource, integrating over 2,500 sources of business information from more than 25 category-leading business and financial information providers. In addition to being accessible via the Web, Business Browser content can be integrated directly into corporate intranets, portals, and customer relationship management platforms via AppLink(SM) application programming interface.

     On October 1, 1999, OneSource acquired Corporate Technology Services, Inc. ("Corporate Technology"), a Delaware corporation located in Woburn, Massachusetts. Corporate Technology was a provider of high technology company profiles with a focus on emerging private companies.

     In May 1998, OneSource sold its CD-Insurance division to allow it to focus more completely on its new Web-based product line. In connection with the disposition, OneSource licensed certain of its CD Rom software to the acquirer in exchange for $4.0 million of license fees. These license fees were paid in eight equal quarterly installments beginning January 1, 1999 and ending on December 31, 2000 and were recognized ratably as other income. During the six-month period ended June 30, 2000, OneSource recorded $1.0 million of other income related to the software license agreement.

     Revenues from Web-based products accounted for $28.0 million, or 95% of total revenues, for the six months ended June 30, 2001, an increase from $21.6 million, or 90% of total revenues, for the six months ended June 30, 2000. CD Rom product and other revenues, which consist of licensing royalties, printed directories and mailing lists (products acquired as part of the Corporate Technology acquisition) decreased to $1.4 million, or 5% of total revenues, from $2.5 million, or 10% of total revenues, for the six months ended June 30, 2000. The printed directories product line was discontinued at the end of 2000. As of June 30, 2001, 856 organizations subscribed to the Business Browser product line, and the annualized contract value for these organizations was $58.7 million.

     Revenues for both CD Rom and Web-based products consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time but are generally for one year periods, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products decreased 5% to $27.1 million as of June 30, 2001 from $28.5 million as of December 31, 2000 and increased 17% from $23.2 million as of June 30, 2000. Other revenues are recognized when goods and services are delivered.

     Cost of revenues consists primarily of royalties to information providers and, to a lesser extent, employee salaries and benefits, facilities allocation and related expenses, software amortization, depreciation associated with computers for data processing and on-line requirements and Web hosting expenses. OneSource enters into contracts with its information providers that are generally for a term of at least one year and are automatically renewable if not canceled with advance notice. These contracts may be terminated under certain circumstances. Under these arrangements, royalties are generally paid on a quarterly basis to information providers. Royalties are generally calculated either as a flat percentage of OneSource revenues, as a fee based on the number of licensed users that declines as the number of licensed users of the product increases, as a fixed fee per period, or in some cases, a calculated fee based upon product growth compared to like periods from the prior year.

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

     Platform and product development expense consists primarily of employee salaries and benefits, facilities allocation and related expenses, as well as outside contractor expenses, relating to the development of OneSource's "platform" of core software supporting its products and the development of new products based upon that platform. Platform and product development expense includes expenses relating to the editorial staff that implements OneSource's KeyID(SM) technology to integrate disparate information sources into OneSource's Web-based products.

     General and administrative expense consists primarily of employee salaries and benefits, facilities allocation and related expenses associated with OneSource's management, finance, human resources, legal, management information systems and administrative groups.

     Subsequent to the quarter ending June 30, 2001, the Company has taken steps to better align the Company's cost structure with near-term demand. As announced on July 19, 2001, these steps include reductions in operations, sales and marketing, and general and administrative spending including an 11% reduction in the overall Company workforce. Cost-control steps are expected to generate annualized savings of approximately $2.5 million to $3.0 million. OneSource anticipates a one-time charge associated with the workforce reduction of approximately $475,000 to $500,000 in the third quarter of 2001.

COMPARISON OF RESULTS FOR THE QUARTER ENDED JUNE 30, 2001 AND JUNE 30, 2000

     Revenues. Total revenues increased 19% to $15.0 million for the quarter ended June 30, 2001 from $12.6 million for the quarter ended June 30, 2000.

     Web-based product revenues increased 24% to $14.3 million for the quarter ended June 30, 2001 from $11.5 million for the quarter ended June 30, 2000. The increase was attributable to the addition of new customers, an increase in the number of user seats purchased by existing customers and the sale of new products to existing customers. At the same time, CD Rom product and other revenues, which consist of licensing royalties, printed directories and mailing lists, decreased by 34% to $0.6 million in the second quarter of 2001 from $1.0 million in the second quarter of 2000, primarily as a result of the discontinuance of the printed directories product line.

     Cost of Revenues. Total cost of revenues increased 11% to $4.7 million for the quarter ended June 30, 2001 from $4.3 million for the quarter ended June 30, 2000. As a percentage of total revenues, total cost of revenues decreased to 32% for the quarter ended June 30, 2001 from 34% for the quarter ended June 30, 2000. The increase in total cost of revenues was principally due to increased royalty expense related to the growth in revenue and depreciation expense associated with computer equipment used for data processing and on-line requirements. The decrease as a percentage of total revenues is the result of lower effective royalty rates paid to information providers and lower production-related expenses.

     Cost of Web-based product revenues increased by 16% to $4.1 million for the quarter ended June 30, 2001 from $3.5 million for the quarter ended June 30, 2000, primarily due to the growth in revenue. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 29% for the quarter ended June 30, 2001 from 31% for the quarter ended June 30, 2000, and was principally due to lower costs of acquiring data from information providers.

     Cost of CD Rom product and other revenues decreased 14% to $0.6 million for the quarter ended June 30, 2001 from $0.7 million for the quarter ended June 30, 2000. This decrease was due to lower costs associated with the discontinuance of the Corporate Technology printed directories business and a decrease in CD Rom costs attributable to OneSource's discontinuance of its legacy CD Rom product line at the end of 2000. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues increased to 88% for the quarter ended June 30, 2001 from 68% for the quarter ended June 31, 2000, primarily due to costs associated with the expansion of OneSource's proprietary database.

     Selling and Marketing Expense. Selling and marketing expense decreased 4% to $5.1 million for the quarter ended June 30, 2001 from $5.3 million for the quarter ended June 30, 2000, principally due to decreased recruiting expense as a result of lower hiring requirements. Selling and marketing expense decreased as a percentage of total revenues to 34% for the quarter ended June 30, 2001 from 42% for the quarter ended June 30, 2000. OneSource expects to see a modest decrease in selling and marketing expense as we adjust our spending levels in conjunction with our cost reduction program implemented in July 2001.

     Platform and Product Development Expense. Platform and product development expense decreased 4% to $2.0 million for the quarter ended June 30, 2001 from $2.1 million for the quarter ended June 30, 2000. This decrease was primarily the result of lower compensation related costs incurred during the quarter. Platform and product development expense decreased as a percentage of total revenues to 13% for the quarter ended June 30, 2001 from 17% for the quarter ended June 30, 2000. We expect to see a modest decrease in platform and product development expense as we adjust our spending levels in conjunction with our cost reduction program implemented in July 2001.

     General and Administrative Expense. General and administrative expense increased 14% to $1.4 million for the quarter ended June 30, 2001 from $1.2 million for the quarter ended June 30, 2000. This increase was due principally to higher compensation related costs. General and administrative expense decreased as a percentage of total revenues to 9% for the quarter ended June 30, 2001 from 10% for the quarter ended June 30, 2000. We expect to see a modest decrease in general and administrative expense as we adjust our spending level in conjunction with our cost reduction program implemented in July 2001.

     Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets for the quarter ended June 30, 2001 and 2000 was $0.4 million. This expense is the result of the acquisition of Corporate Technology and the associated amortization of goodwill and other intangible assets acquired as part of that transaction.

     Interest Income, Net. Interest income, net of interest expense, increased 43% to $0.34 million of net interest income for the quarter ended June 30, 2001 from $0.24 million for the quarter ended June 30, 2000. The increase is the result of higher invested cash balances and lower interest expense.

     Other Income. Other income decreased $0.5 million during the quarter ended June 30, 2001. This decrease was the result of the expiration of a software license agreement that ended on December 31, 2000 and was associated with the May 1998 sale of our CD-Insurance division.

     Provision for Income Taxes. Provision for income taxes increased to $0.68 million for the quarter ended June 30, 2001 from $0.04 million for the quarter ended June 30, 2000. This increase was due to pre-tax income of $1.7 million at the applicable tax rates for the quarter ended June 30, 2001 as compared to pre-tax income of $0.01 million for the quarter ended June 30, 2000.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

     Revenues. Total revenues increased 22% to $29.5 million for the six months ended June 30, 2001 from $24.1 million for the six months ended June 30, 2000.

     Web-based product revenues increased 30% to $28.0 million for the six months ended June 30, 2001 from $21.6 million for the six months ended June 30, 2000. The increase was attributable to the addition of new customers, an increase in the number of user seats purchased by existing customers and the sale of new products to existing customers. At the same time, CD Rom product and other revenues, which consist of licensing royalties, printed directories and mailing lists, decreased by 43% to $1.4 million for the first six months of 2001 from $2.5 million for the first six months of 2000, primarily as a result of the discontinuance of the printed directories product line.

     Cost of Revenues. Total cost of revenues increased 7% to $9.4 million for the six months ended June 30, 2001 from $8.8 million for the six months ended June 30, 2000. As a percentage of total revenues, total cost of revenues decreased to 32% for the six months ended June 30, 2001 from 36% for the six months ended June 30, 2000. The increase in total cost of revenues was principally due to increased royalty expense related to the growth in revenue and depreciation expense associated with computer equipment used for data processing and on-line requirements. The decrease as a percentage of total revenues is the result of lower effective royalty rates paid to information providers.

     Cost of Web-based product revenues increased by 8% to $8.1 million for the six months ended June 30, 2001 from $7.5 million for the six months ended June 30, 2000, primarily due to the growth in revenue and associated incremental royalty costs. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 29% for the six months ended June 30, 2001 from 35% for the six months ended June 30, 2000, and was principally due to lower costs of acquiring data from information providers.

     Cost of CD Rom product and other revenues decreased 2% to $1.22 million for the six months ended June 30, 2001 from $1.25 million for the six months ended June 30, 2000. This decrease was due to lower costs associated with the discontinuance of the Corporate Technology printed directories business and a decrease in CD Rom costs attributable to OneSource's discontinuance of its legacy CD Rom product line at the end of 2000. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues increased to 85% for the six months ended June 30, 2001 from 49% for the six months ended June 30, 2000, primarily due to costs associated with the expansion of OneSource's proprietary database.

     Selling and Marketing Expense. Selling and marketing expense increased 4% to $10.4 million for the six months ended June 30, 2001 from $9.9 million for the six months ended June 30, 2000, principally due to increased compensation related costs, but was partially offset by decreased recruiting costs as a result of lower hiring requirements. Selling and marketing expense decreased as a percentage of total revenues to 35% for the six months ended June 30, 2001 from 41% for the six months ended June 30, 2000. We expect to see a decrease in selling and marketing expense as we adjust our spending levels in conjunction with our cost reduction program implemented in July 2001.

     Platform and Product Development Expense. Platform and product development expense decreased 8% to $4.1 million for the six months ended June 30, 2001 from $4.5 million for the six months ended June 30, 2000. This decrease was primarily the result of lower compensation related costs incurred during the period. Platform and product development expense decreased as a percentage of total revenues to 14% for the six months ended June 30, 2001 from 18% for the six months ended June 30, 2000. We expect to see a modest decrease in platform and product development expense as we adjust our spending levels in conjunction with our cost reduction program implemented in July 2001.

     General and Administrative Expense. General and administrative expense increased 10% to $2.8 million for the six months ended June 30, 2001 from $2.5 million for the six months ended June 30, 2000. This increase was due principally to higher compensation related costs. General and administrative expense decreased as a percentage of total revenues to 9% for the six months ended June 30, 2001 from 10% for the six months ended June 30, 2000. We expect to see a modest decrease in general and administrative expense as we adjust our spending level in conjunction with our cost reduction program implemented in July 2001.

     Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets for the six months ended June 30, 2001 and 2000 was $0.7 million. This expense is the result of the acquisition of Corporate Technology and the associated amortization of goodwill and other intangible assets acquired as part of that transaction.

     Interest Income, Net. Interest income, net of interest expense, increased 47% to $0.6 million of net interest income for the six months ended June 30, 2001 from $0.4 million for the six months ended June 30, 2000. The increase is the result of higher invested cash balances and lower interest expense.

     Other Income. Other income decreased $1.0 million during the six months ended June 30, 2001. This decrease was the result of the expiration of a software license agreement that ended on December 31, 2000 and was associated with the May 1998 sale of our CD-Insurance division.

     Provision for Income Taxes. Provision for income taxes increased to $1.1 million for the six months ended June 30, 2001 from $0.1 for the six months ended June 30, 2000. This increase was due to pre-tax income of $2.8 million at the applicable tax rates for the six months ended June 30, 2001 as compared to a pre-tax loss of $0.9 million for the six months ended June 30, 2000.

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

     In calculating annualized contract value, we include only those contracts where the customer has actually been invoiced. Since amounts invoiced are included in deferred revenues on our balance sheet for all customer contracts with terms extending beyond the month of invoice, this demonstrates that annualized contract value is based on actual customer contracts reflected in our historical financial statements. To compute annualized contract value, we multiply by twelve one month of total invoiced fees that are included in deferred revenues. Annualized contract value is not intended to be an absolute indicator of future revenues. We only annualize existing, invoiced contracts, but we do so without regard to the remaining term of those contracts. Most of our contracts are for twelve months, but as of the date that we calculate annualized contract value, the remaining term of nearly all of our contracts will be less than twelve months. If a customer fails to pay its invoiced fees or terminates the contract or if we are unable to renew a contract, our revenues in subsequent periods may be less than expected based solely on annualized contract value. Conversely, if we add additional customers or renew existing contracts at higher rates, our revenues in future periods may exceed expectations based solely on annualized contract value.

     The calculation of annualized contract value for our Web-based products is illustrated below:

                                                  ONE MONTH
                                                 OF INVOICED
                                WEB-BASED          FEES IN
                                 DEFERRED          DEFERRED        ANNUALIZED
MEASUREMENT DATE                 REVENUES          REVENUES      CONTRACT VALUE
----------------                ---------        -----------     --------------
                                               (IN THOUSANDS)
June 30, 2000..........          $23,165          $  4,081.0        $48,973
June 30, 2001..........           27,080             4,890.2         58,682

     We have increased annualized contract value attributable to Web-based products 20% to $58.7 million as of June 30, 2001 from $49.0 million as of June 30, 2000. The number of Web-based customers has increased 17% to 856 at June 30, 2001 from 731 at June 30, 2000. At the same time, the average annualized contract value of all Web-based product customers has increased to $68,544 per customer at June 30, 2001 from $67,000 per customer at June 30, 2000.

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

     Our cash and cash equivalents totaled $23.6 million at June 30, 2001, compared to $17.3 million at December 31, 2000, and $16.2 million at June 30, 2000. The increase of $6.3 million from December 31, 2000 is primarily due to cash provided by operating activities.

     Net cash provided by operating activities was $7.5 million for the six months ended June 30, 2001, compared to $4.6 million for the six months ended June 30, 2000. The net change of $2.9 million period to period is primarily the result of a net income of $1.6 million compared to a net loss of $0.9 million.

     Net cash used in investing activities was $1.6 million for the six months ended June 30, 2001, compared to $2.5 million for the six months ended June 30, 2000. Cash used in investing activities was primarily used for the purchase of property and equipment of $1.1 million and $2.5 million during the six months ended June 30, 2001 and 2000, respectively, as well as $0.5 million used for software development costs during the six months ended June 30, 2001.

     Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2001 and 2000. Net cash provided by financing activities consisted of proceeds from the sale of common stock of $1.2 million and $0.6 million during the six months ended June 30, 2001 and 2000, respectively, offset in part by the repurchase of common stock of $0.6 million during the six months ended June 30, 2001 and repayments of capital lease obligations.

     We do not currently have a line of credit but intend to enter into a revolving line of credit for letters of credit and general working capital.

     We believe that our current cash and cash equivalents and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

     In April 2001, the Company announced a Stock Buyback Program to repurchase up to 1,000,000 shares of the Company's common stock over the next twelve months, at such times when the Company deems such purchases to be an effective use of cash. Under the stock repurchase program, shares may be repurchased, at management's discretion, from time-to-time at prevailing prices in the open market. As of June 30, 2001, the Company had repurchased 79,000 shares of its common stock at an average price of $7.99 per share. The Company intends to leverage its existing cash and cash equivalents balances to execute the repurchases.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements. SFAS No. 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

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

     WE HAVE A CUMULATIVE DEFICIT AND EXPECT TO CONTINUE TO HAVE A CUMULATIVE DEFICIT FOR THE FORESEEABLE FUTURE. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998, $6.4 million in 1999, and $2.0 million in 2000, and had net income of $2.2 million for the six months ended June 30, 2001. In addition, we have not reached the critical mass of users of Web-based products that we believe is necessary to effectively leverage our royalty payments and infrastructure expenses, which may not allow OneSource to sustain and increase profits. As of June 30, 2001, we had an accumulated deficit of $12.4 million.

     WE RELY ON OUR BUSINESS BROWSER PRODUCT LINE, AND WE WILL NOT SUCCEED UNLESS DEMAND FOR OUR BUSINESS BROWSER PRODUCTS CONTINUES TO GROW. Subscription revenues from our Business Browser product line accounted for 95% of total revenues for the six months ended June 30, 2001, 91% of total revenues in 2000, 90% of total revenues in 1999, 53% of total revenues in 1998 and 11% of total revenues in 1997. At the end of 2000, we phased out our legacy CD Rom products that were not part of the Business Browser product line. As a result, our future financial condition will depend heavily on the success or failure of our Business Browser product line. Business Browser products were introduced in December 1996 and it is difficult to predict demand and market acceptance for these products in the new and rapidly evolving Web-based business information services market. If the demand for Business Browser products does not continue to grow, whether due to increased competition, lack of market acceptance, insufficient enhancements, failure of Internet or Web use to grow in general, technological change or other factors, our business would suffer significantly.

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

     COMPETITION IN OUR INDUSTRY IS INTENSE AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO; THIS COMPETITION MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. The business information services industry is intensely competitive. We face direct or indirect competition from the following types of companies:

     - large, well-established business and financial information providers such as Dow Jones, Lexis-Nexis, Pearson, Reuters, Factiva, Thomson, Primark and McGraw-Hill;

     - on-line information services or Websites targeted to specific markets or applications, such as NewsEdge, Factset and Bloomberg;

     - providers of sales, marketing and credit information such as Dun & Bradstreet, InfoUSA and Siebel;

     - Web retrieval, Web "portal" companies and other free or low-cost mass market on-line services such as Excite, Infoseek, Terra Lycos, Yahoo! and AOL/Time Warner; and

     - free or low-cost specialized business and financial information Websites such as Hoovers.com, Marketwatch.com, Multex.com and TheStreet.com.

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

     EXPANSION INTO INTERNATIONAL MARKETS WHERE WE HAVE LIMITED PRIOR EXPERIENCE COULD CAUSE MATERIAL AND ADVERSE EFFECTS ON OUR BUSINESS. We presently have offices in the United Kingdom, but look to expand our business opportunities into new markets, particularly throughout Europe. Expanding into diverse international markets exposes us to certain risks of conducting business that include, but are not limited to, the following: potential higher costs, unanticipated regulatory changes, political instability, difficulties in staffing and managing operations, adverse tax consequences, currency and exchange rate fluctuations, and seasonal reductions in business activity. In addition, the impact of language and other cultural differences could result in product and service offerings that might not satisfy the needs of our customers and might not be profitable. Further, strategic relationships might be necessary to facilitate expansion into certain markets, and our business might be adversely affected if we misallocate our resources and ultimately fail to gain new or effective alliances in this area.

     IF OUR INFORMATION PROVIDERS CEASED DOING BUSINESS WITH US OR REQUIRE US TO SIGNIFICANTLY INCREASE OUR ROYALTY OBLIGATIONS, THIS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, AND FUTURE SALES OF THE BUSINESS BROWSER PRODUCT MIGHT BE JEOPARDIZED. We do not own or create all of the original content distributed through our products. We depend significantly on information providers to supply information and data feeds to us on a timely basis. Our products could experience interruptions (and potentially could be compromised) due to any failure, delay, or cut-off in the transmission or receipt of this information, or a requirement by our information providers that royalty payments be significantly increased.

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

     Despite the investment of these management and financial resources and completion of due diligence with respect to these efforts, an acquisition may not produce the revenue, earnings or business synergies that we anticipated, and an acquired technology or proprietary right may not perform as expected for a variety of reasons, including, but not limited to, the following:

     - difficulty in the assimilation of the operations, technologies, rights, products and personnel of the acquired company;

     - risks of entering markets in which we have no or limited prior experience;

     - expenses of any undisclosed or potential legal liabilities of the acquired company; and

     -    the potential loss of key employees of the acquired company

     WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS, WHICH MAKES IT DIFFICULT FOR INVESTORS TO MAKE RELIABLE PERIOD-TO-PERIOD COMPARISONS AND CONTRIBUTES TO VOLATILITY IN THE MARKET PRICE FOR OUR COMMON STOCK. Our quarterly revenues, gross profits and results of operations have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. In addition, we believe that an important measure of our business is the annualized contract value at the end of each period, which also may fluctuate. Causes of such fluctuations have included and may include, among other factors:

     -    changes in demand for our products and services;

     - the size, value and timing of both new and renewal subscriptions with our corporate customers;

     - size, value and timing of both new and renewal contracts with our content providers;

     -    competition (particularly price and product and service competition);

     - increases in selling and marketing expenses, as well as other operating expenses;

     - technical difficulties or system downtime affecting our products or the Web generally;

     -    overall performance of our products, services, and technology;

     - our ability to develop, market, and introduce new and enhanced versions of our products and services on a timely basis;

     - economic conditions specific to the Web, as well as general economic conditions; and

     -    consolidation of our customers.

     In addition, a substantial portion of our expenses, including most product development and selling and marketing expenses, must be incurred in advance of revenue generation. If we are unable to expand our sales and marketing efforts and our projected revenue does not meet our expectations, then we are likely to experience an even larger shortfall in our operating profit (loss) relative to our expectations. Further, although we are not presently a party to a lawsuit, any potential claims, even if not meritorious, against us could result in the expenditure of significant financial and managerial resources on our part, which could materially impact our results of operations by potentially subjecting us to significant liabilities.

     WE MAY BE SUBJECT TO POTENTIAL LITIGATION BY ANY THIRD PARTY CONCERNING THE INFRINGEMENT OF ANY PROPRIETARY RIGHT, AND SUCH LITIGATION COULD BE COSTLY AND TIME CONSUMING. It is our understanding that there has been substantial litigation in the information services industry involving intellectual property rights. Although we believe that we have not infringed, and are not infringing, the intellectual property of others through our Business Browser product line and CD Rom product, if such claims were asserted, they may have a material adverse effect on our business, results of operations, and financial condition. In addition, to the extent that we license from third party information providers informational content that is included in our Business Browser product line, our potential exposure to copyright infringement actions may increase because we must rely upon warranties and representations by such third party information providers as to the origin and ownership of content that we are subsequently licensing to the licensed users of our Business Browser products; such warranties and representations may be inaccurate or inadequate. In addition, although we generally obtain indemnification provisions in our agreements with third party information providers, indemnification may not be adequate compensation for breach of such warranties and representations. In the future, litigation may be necessary to defend, enforce, and/or protect our own intellectual property, including, but not limited to, our copyrights, patents, trademarks, and other proprietary information. We may also potentially be subject to litigation to defend against claimed infringement of the rights of others. Any such litigation could be costly, and divert management's attention, either of which could have a material adverse effect on our business, results of operations, and financial condition. In addition, adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from additional third parties, cause our customers to prematurely cancel their subscriptions to our products, and prevent us from selling our products; any one of these results could have a material adverse effect on our business, results of operations, and financial condition. Our general liability insurance may not cover any of these claims or may not be adequate to protect us against all liability that may be imposed.

     IF WE LOSE KEY PERSONNEL AND ARE UNABLE TO ATTRACT ADDITIONAL AND RETAIN EXISTING KEY PERSONNEL, IT COULD CAUSE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS. Our future success will depend, in substantial part, on the continued services of our senior management, including Daniel J. Schimmel, our President and Chief Executive Officer; William G. Schumacher, our Senior Vice President, Content Development; Philip J. Garlick, our Senior Vice President, Global Sales; Roy D. Landon, our Senior Vice President and Chief Financial Officer; Michael Buzzell, our Senior Vice President, Engineering; and Mary F. McCabe, our Senior Vice President, Product Development. None of our senior management has entered into employment agreements with us, and we do not maintain key-person life insurance on any of our employees. The loss of the services of one or a group of our key personnel could have a material, adverse effect on development of new products and services, our ability to manage the business, and our financial condition. In addition, our future success will also depend on our continuing ability to attract, retain, and motivate highly qualified technical, customer support, sales, financial, accounting, and managerial personnel. Competition for such key personnel is intense, and we cannot assure you that we will be able to retain such personnel or that we will be able to attract, assimilate, or retain other highly qualified personnel in the future. Moreover, competition for highly qualified key personnel may lead to increased costs of retaining the services of such personnel, thus potentially hindering our financial condition.

     IF WE ARE UNABLE TO MAINTAIN OUR REPUTATION AND EXPAND OUR NAME RECOGNITION, WE MIGHT HAVE DIFFICULTY ATTRACTING NEW BUSINESS AND RETAINING OUR CURRENT CUSTOMER BASE AND EMPLOYEES, AND OUR BUSINESS MIGHT SUFFER. We believe that establishing and maintaining a solid reputation and name recognition are critical for attracting and retaining customers as well as employees. We believe that the importance of reputation and name recognition is increasing and will continue to increase due to the growing number of providers of Web-based business and financial information. If our reputation is damaged or if potential customers and employees are not familiar with our services, we may not be able to attract new, or retain existing, customers and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide quality services and successfully market our services. If customers do not perceive our services to be effective or of high quality, our brand name and reputation will suffer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

     We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. However, our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was not significant for the six months ended June 30, 2001.

     We also own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our marketing and product development activities. None of these market-risk sensitive instruments are held for trading purposes. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. We do not enter into derivatives or any other financial instruments for trading or speculative purposes.

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

     The net proceeds to OneSource from the offering, after deducting underwriting discounts and commissions and other offering expenses were approximately $27.0 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.   The annual meeting of stockholders was held on May 24, 2001.

b. The four directors elected at the meeting were Martin Kahn, Daniel J. Schimmel, Carl P. Fisher, and Henry Ancona.

c. A vote was proposed to (1) elect four directors to the Company's Board of Directors, each to serve for a term of one year or until his successor is duly elected and qualified; (2) consider and act upon a proposal to approve an amendment to the 1999 Stock Option and Incentive Plan to increase the aggregate number of shares of Common Stock that may be issued pursuant to said plan by 1 million shares; (3) consider and act upon a proposal to approve the adoption of the Company's 2001 Non-Employee Director Stock Option Plan; (4) consider and act upon a proposal to approve an amendment to the Company's Second Amended and Restated Certificate of Incorporation increasing from 20 million to 35 million the number of authorized shares of Common Stock of the Company; (5) consider and act upon a proposal to approve an amendment to the 1999 Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock that may be issued pursuant to said plan by 100,000 shares; and (6) to ratify the selection of PricewaterhouseCoopers LLP, independent public accountants, as auditors for the fiscal year ending December 31, 2001.

     The voting results are as follows:

                                                    Votes                 Votes              Votes              Broker
                                                     For                 Against            Withheld           Abstained
                                                    -----                -------            --------           ---------

(1) Martin Kahn                                   10,584,833             124,005

    Daniel J. Schimmel                            10,259,833             449,005

    Carl P. Fisher                                10,584,833             124,005

    Henry Ancona                                  10,584,833             124,005

(2) Amendment to 1999 Stock Option and             7,232,882             993,342              97,605           2,385,009
    Incentive Plan

(3) Adoption of 2001 Non-Employee                  7,638,267             585,807              99,755           2,385,009
    Director Plan

(4) Amendment to Second Amended and               10,608,593              97,245               3,000
    Restated Certificate of
    Incorporation to increase authorized
    shares

(5) Amendment to 1999 Employee Stock               8,200,419              27,900              95,510           2,385,009
    Purchase Plan

(6) Ratification of                               10,696,008               4,450               8,380
    PricewaterhouseCoopers LLP

d.   No information due to inapplicability of item

ITEM 5. OTHER INFORMATION

The following discussion about subsequent events involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Subsequent to the quarter ending June 30, 2001, the Company has taken steps to better align the Company's cost structure with near-term demand. As announced on July 19, 2001, these steps include reductions in operations, sales and marketing, and general and administrative spending, including an 11% reduction in the overall Company workforce. Cost-control steps are expected to generate annualized savings of approximately $2.5 million to $3.0 million. OneSource anticipates a one-time charge associated with the workforce reduction of approximately $475,000 to $500,000 in the third quarter of 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

         Exhibit
         Number          Description
         -------         -----------

          10.1           1999 Stock Option and Incentive Plan, as amended

          10.2           1999 Employee Stock Purchase Plan, as amended

          10.3           2001 Non-Employee Director Stock Option Plan

(b)  REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed by OneSource for the quarter ending June 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ONESOURCE INFORMATION SERVICES, INC.


Date: August 10, 2001                   By: /s/ Roy D. Landon
                                            ------------------------------------
                                            Roy D. Landon
                                            Senior Vice President, Chief
                                            Financial Officer (Principal
                                            Financial Officer)

                                  EXHIBIT INDEX


                                                                Sequentially
Exhibit                                                           Numbered
Number                 Description                                  Page
=======     ================================================    ============

 10.1       1999 Stock Option and Incentive Plan, as amended          26
 10.2       1999 Employee Stock Purchase Plan, as amended             33
 10.3       2001 Non-Employee Director Stock Option Plan              41