Form 10-Q
period 2001-09-30
ONESOURCE INFORMATION SERVICES INC
filed 2001-11-09
CIK 1079880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from to

Commission File Number 0-25849

OneSource Information Services, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	04-3204522
(State or other jurisdiction of	(IRS Employer Identification No.)

incorporation or organization)

300 Baker Avenue, Concord, MA 01742
(Address of principal executive offices, including Zip Code)

(978) 318-4300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of November 5, 2001 was 12,161,148.

OneSource Information Services, Inc.

CONTENTS

Page

Part I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheet as of September 30, 2001 and December 31, 2000	3

Consolidated Statement of Operations for the three months and nine months ended September 30, 2001 and 2000	4

Consolidated Statement of Cash Flows for the nine months ended September 30, 2001 and 2000	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Part II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	24

Item 6. Exhibits and Reports on Form 8-K	24

Signature	25

PART I      FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$21,310	$17,338

Accounts receivable, net of allowance for doubtful accounts of $514 and $672 at September 30, 2001 and December 31, 2000, respectively	10,273	19,373

Deferred subscription costs	5,083	7,281

Prepaid expenses and other current assets	326	314

Total current assets	36,992	44,306

Property and equipment, net	4,639	5,118

Goodwill and other intangible assets, net	6,719	8,103

Restricted time deposit	603	603

Other assets, net	1,148	702

Total assets	$50,101	$58,832

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of capital lease obligations	$—	$33

Accounts payable	1,113	1,859

Accrued expenses	3,651	5,864

Accrued royalties	3,160	5,494

Deferred revenues	24,346	29,229

Total current liabilities	32,270	42,479

Stockholders’ equity:

Preferred stock, $0.01 par value:

1,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $0.01 par value:

35,000,000 shares authorized; 12,870,587 shares issued and 12,378,787 shares outstanding at September 30, 2001; 12,158,467 shares issued and outstanding at December 31, 2000	129	122

Additional paid-in capital	33,020	30,309

Unearned compensation	(101)	(174)

Accumulated deficit	(11,370)	(14,033)

Accumulated other comprehensive income	266	129

Treasury stock, at cost	(4,113)	—

Total stockholders’ equity	17,831	16,353

Total liabilities and stockholders’ equity	$50,101	$58,832

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:

Web-based product	$14,059	$12,674	$42,108	$34,278

CD Rom product and other	611	982	2,045	3,507

	14,670	13,656	44,153	37,785

Cost of revenues:

Web-based product	4,123	3,977	12,265	11,485

CD Rom product and other	469	563	1,693	1,809

	4,592	4,540	13,958	13,294

Gross profit	10,078	9,116	30,195	24,491

Operating expenses:

Selling and marketing	4,143	5,472	14,522	15,409

Platform and product development	2,080	2,113	6,159	6,563

General and administrative	1,490	1,208	4,243	3,719

Restructuring	374	—	374	—

Amortization of goodwill and other intangible assets	368	376	1,117	1,128

Total operating expenses	8,455	9,169	26,415	26,819

Income (loss) from operations	1,623	(53)	3,780	(2,328)

Interest expense	—	(58)	(2)	(88)

Interest income	76	264	675	699

Other income	—	500	—	1,500

Income (loss) before provision for income taxes	1,699	653	4,453	(217)

Provision for income taxes	681	17	1,790	77

Net income (loss)	$1,018	$636	$2,663	$(294)

Basic earnings (loss) per share	$0.08	$0.05	$0.21	$(0.03)

Diluted earnings (loss) per share	$0.07	$0.05	$0.20	$(0.03)

Weighted average common shares outstanding:

Basic	12,547	11,664	12,513	11,352

Diluted	13,604	13,734	13,640	11,352

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	For the nine months ended
	September 30,

	2001	2000

Increase (Decrease) in Cash and Cash Equivalents
Cash flows relating to operating activities:

Net income (loss)	$2,663	$(294)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	2,258	1,813

Amortization of goodwill and other intangible assets	1,117	1,128

Amortization of unearned compensation relating to grants of stock options	73	73

Loss on disposal of fixed assets	23	—

Changes in assets and liabilities:

Accounts receivable	9,059	5,296

Deferred subscription costs	2,198	1,925

Prepaid expenses and other assets	(15)	(25)

Accounts payable	(725)	(189)

Accrued expenses	(868)	(268)

Accrued royalties	(2,334)	(1,571)

Deferred revenues	(4,794)	(1,891)

Net cash provided by operating activities	8,655	5,997

Cash flows relating to investing activities:

Proceeds from maturity of restricted time deposits	—	100

Purchases of property and equipment	(1,524)	(3,549)

Capitalization of software development costs	(723)	(120)

Net cash used by investing activities	(2,247)	(3,569)

Cash flows relating to financing activities:

Proceeds from issuance of common stock	1,658	932

Repurchase of common stock	(4,113)	—

Repayments of capital lease obligations	(33)	(171)

Net cash (used) provided by financing activities	(2,488)	761

Effect of exchange rate changes on cash and cash equivalents	52	(58)

Increase in cash and cash equivalents	3,972	3,131

Cash and cash equivalents, beginning of period	17,338	13,598

Cash and cash equivalents, end of period	$21,310	$16,729

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Basis of Presentation

         The accompanying consolidated financial statements of OneSource Information Services, Inc. ("OneSource" or the "Company") as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of OneSource’s management, the September 30, 2001 and 2000 unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for those periods. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results of operations for the year ending December 31, 2001.

         The balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in OneSource’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2001.

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

         Shares used in calculating basic and diluted earnings (loss) per share are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Weighted average shares outstanding used for basic earnings (loss) per share	12,547	11,664	12,513	11,352

Dilutive stock options	1,057	2,070	1,127	—

Weighted average shares outstanding used for diluted earnings (loss) per share	13,604	13,734	13,640	11,352

         Options to purchase 1,048,203 shares of common stock were outstanding at September 30, 2001, but were not included in the computation of diluted earnings (loss) per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the nine months ended September 30, 2001.

         All potential common stock were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2000, since its inclusion would be anti-dilutive. Total potential common stock consisted of 3,346,771 stock options outstanding with a weighted average exercise price of $4.12 per share as of September 30, 2000.

3.     Comprehensive Income (Loss)

         Total comprehensive income (loss), which includes net income (loss) and the cumulative foreign currency translation adjustment, was $1,005,000 and $2,800,000 for the three and nine months ended September 30, 2001, respectively, and $733,000 and ($26,000) for the three and nine months ended September 30, 2000, respectively.

4.     Geographic Information

         Revenue was distributed geographically as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

United States	$10,868	$10,630	$33,243	$29,894

United Kingdom	3,802	3,026	10,910	7,891

	$14,670	$13,656	$44,153	$37,785

Substantially all of OneSource’s identifiable assets are located in the United States.

5.     Treasury Stock

         In April 2001, the Company announced a stock buyback program to repurchase up to 1,000,000 shares of the Company’s common stock over the next twelve months. As of September 30, 2001, the Company had repurchased 491,800 shares of its common stock at an average price of $8.36 per share.

6.     Restructuring

         In July 2001, the Company initiated a cost reduction program, which included an 11% reduction in the overall Company workforce. The Company recorded a restructuring charge of $374,000 associated with the workforce reduction in the third quarter of 2001.

7.     Recently Issued Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements. SFAS No. 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS No. 143 will have a significant impact on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective January 1, 2002. SFAS No. 144 supersedes FSAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its financial position and results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including, but not limited to, those set forth below under “Certain Factors That May Affect Future Results” and in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2001.

Overview

         OneSource provides Web-based business and financial information to professionals who need quick access to reliable corporate, industry and market intelligence. OneSource was formed as a division of Lotus Development Corporation in 1987 and became an independent company when it was purchased in a management buy-out in 1993. Until December 1996, OneSource’s business primarily involved providing business information to the financial community via CD Rom technology as the primary method of distribution. The introduction of the OneSource® Business BrowserSM product line in December 1996 marked a fundamental shift in the business as OneSource began a transition away from its legacy CD Rom business and toward Web-based products. The Business Browser product line is designed to be a comprehensive and easy-to-use business and financial information resource, integrating over 2,500 sources of business information from more than 25 category-leading business and financial information providers. In addition to being accessible via the Web, Business Browser content can be integrated directly into corporate intranets, portals, and customer relationship management platforms via the AppLinkSM application programming interface.

         On October 1, 1999, OneSource acquired Corporate Technology Services, Inc. (“Corporate Technology”), a Delaware corporation located in Woburn, Massachusetts. Corporate Technology was a provider of high technology company profiles with a focus on emerging private companies.

         In May 1998, OneSource sold its CD-Insurance division to allow it to focus more exclusively on its new Web-based product line. In connection with the disposition, OneSource licensed certain of its CD Rom software to the acquirer in exchange for $4.0 million of license fees. These license fees were paid in eight equal quarterly installments beginning January 1, 1999 and ending on December 31, 2000 and were recognized ratably as other income. During the nine-month period ended September 30, 2000, OneSource recorded $1.5 million of other income related to the software license agreement.

         Revenues from Web-based products accounted for $42.1 million, or 95% of total revenues, for the nine months ended September 30, 2001, an increase from $34.3 million, or 91% of total revenues, for the nine months ended September 30, 2000. CD Rom product and other revenues, which consist of licensing royalties, printed directories and mailing lists (products acquired as part of the Corporate Technology acquisition) decreased to $2.0 million, or 5% of total revenues, from $3.5 million, or 9% of total revenues, for the nine months ended September 30, 2000. The printed directories product line was discontinued at the end of 2000. As of September 30, 2001, 851 organizations subscribed to the Business Browser product line, and the annualized contract value for these organizations was $59.1 million.

         Revenues from both CD Rom and Web-based products consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time but are generally for one year periods, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products decreased 17% to $23.7 million as of September 30, 2001 from $28.5 million as of December 31, 2000 and increased 10% from $21.5 million as of September 30, 2000. Other revenues are recognized when goods and services are delivered.

         Cost of revenues consists primarily of royalties to information providers and, to a lesser extent, employee salaries and benefits, facilities allocation and related expenses, software amortization, depreciation associated with computers for data processing and on-line requirements and Web hosting expenses. OneSource enters into contracts with its information providers that are generally for a term of at least one year and are automatically renewable if not canceled with advance notice. These contracts may be terminated under certain circumstances. Under these arrangements, royalties are generally paid on a quarterly basis to information providers. Royalties are generally calculated either as a flat percentage of OneSource revenues, as a fee based on the number of licensed users that declines as the number of licensed users of the product increases, as a fixed fee per period, or in some cases, as a calculated fee based upon product growth compared to like periods from the prior year.

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

         Platform and product development expense consists primarily of employee salaries and benefits, facilities allocation and related expenses, as well as outside contractor expenses, relating to the development of OneSource’s “platform” of core software supporting its products and the development of new products based upon that platform. Platform and product development expense includes expenses relating to the editorial staff that implements OneSource’s KeyIDSM technology to integrate disparate information sources into the Business Browser products.

         General and administrative expense consists primarily of employee salaries and benefits, facilities allocation and related expenses associated with OneSource’s management, finance, purchasing, human resources, legal, management information systems and administrative groups.

         During the quarter ending September 30, 2001, the Company implemented steps to better align the Company’s cost structure with near-term demand. As announced on July 19, 2001, these steps included reductions in operations, sales and marketing, and general and administrative spending, including an 11% reduction in the overall Company workforce. These cost-control steps are expected to produce $2.5 million to $3.0 million in annual savings. OneSource recorded a restructuring charge of $374,000 associated with the workforce reduction in the third quarter of 2001.

Comparison of Results for the Quarter Ended September 30, 2001 and September 30, 2000

         Revenues. Total revenues increased 7% to $14.7 million for the quarter ended September 30, 2001 from $13.7 million for the quarter ended September 30, 2000.

         Web-based product revenues increased 11% to $14.1 million for the quarter ended September 30, 2001 from $12.7 million for the quarter ended September 30, 2000. The increase was primarily attributable to the addition of new customers, an increase in the number of user seats subscribed to by existing customers and the sale of new product subscriptions to existing customers. At the same time, CD Rom product and other revenues, which consist of licensing royalties, printed directories and mailing lists, decreased by 38% to $0.6 million in the third quarter of 2001 from $1.0 million in the third quarter of 2000, primarily as a result of the discontinuance of the printed directories product line.

         Cost of Revenues. Total cost of revenues increased 1% to $4.6 million for the quarter ended September 30, 2001 from $4.5 million for the quarter ended September 30, 2000. As a percentage of total revenues, total cost of revenues decreased to 31% for the quarter ended September 30, 2001 from 33% for the quarter ended September 30, 2000. The increase in total cost of revenues was principally due to increased computer hosting costs related to the growth in revenue, depreciation expense associated with computer equipment used for data processing and on-line requirements and software amortization. The decrease as a percentage of total revenues was primarily the result of lower effective royalty rates paid to information providers and lower production-related expenses.

         Cost of Web-based product revenues increased by 4% to $4.1 million for the quarter ended September 30, 2001 from $4.0 million for the quarter ended September 30, 2000, primarily due to the growth in revenue. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 29% for the quarter ended September 30, 2001 from 31% for the quarter ended September 30, 2000, and was principally due to lower costs of acquiring data from information providers.

         Cost of CD Rom product and other revenues decreased 17% to $0.47 million for the quarter ended September 30, 2001 from $0.56 million for the quarter ended September 30, 2000. This decrease was primarily due to lower costs associated with the discontinuance of the Corporate Technology printed directories business and a decrease in CD Rom costs attributable to OneSource’s discontinuance of its legacy CD Rom product line at the end of 2000. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues increased to 77% for the quarter ended September 30, 2001 from 57% for the quarter ended September 30, 2000, primarily due to costs associated with the expansion of OneSource’s proprietary database.

         Selling and Marketing Expense. Selling and marketing expense decreased 24% to $4.1 million for the quarter ended September 30, 2001 from $5.5 million for the quarter ended September 30, 2000, principally due to decreased recruiting expense, compensation related expenses, marketing services and travel expenses. In part, this overall decrease was the result of cost reduction measures implemented at the beginning of the third quarter of this year. Selling and marketing expense decreased as a percentage of total revenues to 28% for the quarter ended September 30, 2001 from 40% for the quarter ended September 30, 2000. OneSource expects to see a modest decrease in selling and marketing expense as it continues to adjust its spending levels in conjunction with its cost reduction program implemented in July 2001.

         Platform and Product Development Expense. Platform and product development expense decreased 2% to $2.08 million for the quarter ended September 30, 2001 from $2.11 million for the quarter ended September 30, 2000. This decrease was primarily the result of lower outside consulting costs incurred during the quarter. Platform and product development expense decreased as a percentage of total revenues to 14% for the quarter ended September 30, 2001 from 15% for the quarter ended September 30, 2000.

         General and Administrative Expense. General and administrative expense increased 23% to $1.5 million for the quarter ended September 30, 2001 from $1.2 million for the quarter ended September 30, 2000. This increase was due principally to higher compensation related costs. General and administrative expense increased as a percentage of total revenues to 10% for the quarter ended September 30, 2001 from 9% for the quarter ended September 30, 2000.

         Restructuring. Restructuring expense for the quarter ended September 30, 2001 was $0.4 million. This expense was the result of cost reduction measures implemented in July 2001 including the associated reduction in its overall workforce. Restructuring expense primarily consists of severance related expenses. As of September 30, 2001, $0.06 million remained unpaid.

         Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets for the quarter ended September 30, 2001 and 2000 was $0.4 million. This expense was the result of the acquisition of Corporate Technology and the associated amortization of goodwill and other intangible assets acquired as part of that transaction.

         Interest Income, Net. Interest income, net of interest expense, decreased 63% to $0.08 million of net interest income for the quarter ended September 30, 2001 from $0.21 million for the quarter ended September 30, 2000. The decrease was primarily the result of lower interest rates on invested funds.

         Other Income. Other income decreased $0.5 million during the quarter ended September 30, 2001. This decrease was the result of the expiration of a software license agreement that ended on December 31, 2000 and was associated with the May 1998 sale of our CD-Insurance division.

         Provision for Income Taxes. Provision for income taxes increased to $0.68 million for the quarter ended September 30, 2001 from $0.02 million for the quarter ended September 30, 2000. This increase was due to pretax income of $1.7 million at the applicable tax rates for the quarter ended September 30, 2001 as compared to pretax income of $0.7 million for the quarter ended September 30, 2000.

Comparison of Results for the Nine Months Ended September 30, 2001 and September 30, 2000

         Revenues. Total revenues increased 17% to $44.2 million for the nine months ended September 30, 2001 from $37.8 million for the nine months ended September 30, 2000.

         Web-based product revenues increased 23% to $42.1 million for the nine months ended September 30, 2001 from $34.3 million for the nine months ended September 30, 2000. The increase was primarily attributable to the addition of new customers, an increase in the number of user seats subscribed to by existing customers and the sale of new product subscriptions to existing customers. At the same time, CD Rom product and other revenues, which consist of licensing royalties, printed directories and mailing lists, decreased by 42% to $2.1 million for the first nine months of 2001 from $3.5 million for the first nine months of 2000, primarily as a result of the discontinuance of the printed directories product line.

         Cost of Revenues. Total cost of revenues increased 5% to $14.0 million for the nine months ended September 30, 2001 from $13.3 million for the nine months ended September 30, 2000. As a percentage of total revenues, total cost of revenues decreased to 32% for the nine months ended September 30, 2001 from 35% for the nine months ended September 30, 2000. The increase in total cost of revenues was principally due to increased royalty expense related to the growth in revenue and depreciation expense associated with computer equipment used for data processing and on-line requirements. The decrease as a percentage of total revenues was primarily the result of lower effective royalty rates paid to information providers.

         Cost of Web-based product revenues increased by 7% to $12.3 million for the nine months ended September 30, 2001 from $11.5 million for the nine months ended September 30, 2000, primarily due to the growth in revenue and associated incremental royalty costs, as well as depreciation expense associated with computer equipment used for data processing and on-line requirements. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 29% for the nine months ended September 30, 2001 from 34% for the nine months ended September 30, 2000, and was principally due to lower costs of acquiring data from information providers.

         Cost of CD Rom product and other revenues decreased 6% to $1.7 million for the nine months ended September 30, 2001 from $1.8 million for the nine months ended September 30, 2000. This decrease was primarily due to lower costs associated with the discontinuance of the Corporate Technology printed directories business and a decrease in CD Rom costs attributable to OneSource’s discontinuance of its legacy CD Rom product line at the end of 2000. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues increased to 83% for the nine months ended September 30, 2001 from 52% for the nine months ended September 30, 2000, primarily due to costs associated with the expansion of OneSource’s proprietary database.

         Selling and Marketing Expense. Selling and marketing expense decreased 6% to $14.5 million for the nine months ended September 30, 2001 from $15.4 million for the nine months ended September 30, 2000, principally due to decreased recruiting costs and travel expenses, but was partially offset by higher compensation related costs. Selling and marketing expense decreased as a percentage of total revenues to 33% for the nine months ended September 30, 2001 from 41% for the nine months ended September 30, 2000. OneSource expects to see a modest decrease in selling and marketing expense as it continues to adjust its spending levels in conjunction with its cost reduction program implemented in July 2001.

         Platform and Product Development Expense. Platform and product development expense decreased 6% to $6.2 million for the nine months ended September 30, 2001 from $6.6 million for the nine months ended September 30, 2000. This decrease was primarily the result of lower compensation related costs incurred during the period. Platform and product development expense decreased as a percentage of total revenues to 14% for the nine months ended September 30, 2001 from 17% for the nine months ended September 30, 2000.

         General and Administrative Expense. General and administrative expense increased 14% to $4.2 million for the nine months ended September 30, 2001 from $3.7 million for the nine months ended September 30, 2000. This increase was due principally to higher compensation related costs. General and administrative expense as a percentage of total revenues was 10% for both the nine months ended September 30, 2001 and September 30, 2000.

         Restructuring. Restructuring expense for the nine months ended September 30, 2001 was $0.4 million. This expense was the result of cost reduction measures implemented in July 2001 including the associated reduction in its overall workforce. Restructuring expense primarily consists of severance related expenses. As of September 30, 2001, $0.06 million remained unpaid.

         Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets for the nine months ended September 30, 2001 and 2000 was $1.1 million. This expense was the result of the acquisition of Corporate Technology and the associated amortization of goodwill and other intangible assets acquired as part of that transaction.

         Interest Income, Net. Interest income, net of interest expense, increased 10% to $0.7 million of net interest income for the nine months ended September 30, 2001 from $0.6 million for the nine months ended September 30, 2000. The increase was the result of higher invested cash balances partially offset by lower interest expense.

         Other Income. Other income decreased $1.5 million for the nine months ended September 30, 2001. This decrease was the result of the expiration of a software license agreement that ended on December 31, 2000 and was associated with the May 1998 sale of our CD-Insurance division.

         Provision for Income Taxes. Provision for income taxes increased to $1.8 million for the nine months ended September 30, 2001 from $0.1 million for the nine months ended September 30, 2000. This increase was due to pretax income of $4.5 million at the applicable tax rates for the nine months ended September 30, 2001 as compared to a pretax loss of $0.2 million for the nine months ended September 30, 2000.

Annualized Contract Value

         One measure of the performance of our business is “annualized contract value.” This is a measurement we use for normalized period-to-period comparisons to indicate business volume and growth in terms of new customers, upgrades and expansions for existing customers. Our presentation and calculation of annualized contract value may not be comparable to similarly titled measures used by other companies. It is not an absolute indicator and we cannot guarantee that any annualized contract value will ultimately be realized as revenues.

         We use annualized contract value as a measure of our business because it shows the growth or decline in our customer base in a way that revenues cannot. Since our business is subscription-based, revenues are recognized not when a sale is made, but in ratable portions over the term of the subscription (which is usually twelve months). As a result, from a revenue standpoint the addition or loss of even a major customer contract may not have a dramatic impact on a quarter-to-quarter basis. On the other hand, by looking at the overall value of customer contracts in place at the end of each quarter, we can more readily see trends in our business. For example, the addition of a one-year subscription contract with total payments of $1.0 million may only increase revenues by approximately $250,000 ($1.0 million divided by four) in the quarter in which the sale is made, but would increase annualized contract value by $1.0 million. Similarly, if the customer did not renew that contract, revenues in the next quarter would only decrease by $250,000, while annualized contract value would decrease by $1.0 million.

         In calculating annualized contract value, we include only those contracts for which the customer has actually been invoiced. Since amounts invoiced are included in deferred revenues on our balance sheet for all customer contracts with terms extending beyond the month of invoice, this demonstrates that annualized contract value is based on actual customer contracts reflected in our historical financial statements. To compute annualized contract value, we multiply by twelve one month of total invoiced fees that are included in deferred revenues. Annualized contract value is not intended to be an absolute indicator of future revenues. We only annualize existing, invoiced contracts, but we do so without regard to the remaining term of those contracts. Most of our contracts are for twelve months, but as of the date that we calculate annualized contract value, the remaining term of nearly all of our contracts will be less than twelve months. If a customer fails to pay its invoiced fees or terminates the contract or if we are unable to renew a contract, our revenues in subsequent periods may be less than expected if based solely on annualized contract value. Conversely, if we add additional customers or renew existing contracts at higher rates, our revenues in future periods may exceed expectations if based solely on annualized contract value.

         The calculation of annualized contract value for our Web-based products is illustrated below:

		One Month
		of Invoiced
	Web-based	Fees in
	Deferred	Deferred	Annualized
Measurement Date	Revenues	Revenues	Contract Value

	(In thousands)

September 30, 2000	$21,517	$4,479.8	$53,757

September 30, 2001	23,682	4,925.5	59,106

         We have increased annualized contract value attributable to Web-based products 10% to $59.1 million as of September 30, 2001 from $53.8 million as of September 30, 2000. The number of Web-based customers has increased 2% to 851 at September 30, 2001 from 831 at September 30, 2000. At the same time, the average annualized contract value of all Web-based product customers has increased to $69,500 per customer at September 30, 2001 from $64,700 per customer at September 30, 2000.

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

         Our cash and cash equivalents totaled $21.3 million at September 30, 2001, compared to $17.3 million at December 31, 2000, and $16.7 million at September 30, 2000. The increase of $4.0 million from December 31, 2000 is due to cash provided by operating activities of $8.7 million, partially offset by net cash used in investing activities of $2.2 million and net financing activities of $2.5 million.

         Net cash provided by operating activities was $8.7 million for the nine months ended September 30, 2001, compared to $6.0 million for the nine months ended September 30, 2000. The net change of $2.7 million period to period is primarily the result of a net income of $2.7 million for the nine months ended September 30, 2001, compared to a net loss of $0.3 million for the nine months ended September 30, 2000, partially offset by changes in assets and liabilities.

         Net cash used in investing activities was $2.2 million for the nine months ended September 30, 2001, compared to $3.6 million for the nine months ended September 30, 2000. Cash used in investing activities was primarily used for the purchase of property and equipment of $1.5 million and $3.6 million during the nine months ended September 30, 2001 and 2000, respectively, as well as $0.7 million used for capitalized software development costs during the nine months ended September 30, 2001.

         Net cash used in financing activities was $2.5 million for the nine months ended September 30, 2001, compared to net cash provided by financing activities of $0.8 million for the nine months ended September 30, 2000. Cash provided by financing activities consisted of proceeds from the sale of common stock of $1.7 million and $0.9 million during the nine months ended September 30, 2001 and 2000, respectively, offset by the repurchase of common stock of $4.1 million during the nine months ended September 30, 2001 and repayments of capital lease obligations.

         We do not currently have a line of credit but have met with lenders to negotiate a revolving line of credit for letters of credit, equipment financing and general working capital.

         We believe that our current cash and cash equivalents and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

         In April 2001, the Company announced a Stock Buyback Program to repurchase up to 1,000,000 shares of the Company’s common stock over the next twelve months, at such times when the Company deems such purchases to be an effective use of cash. Under the stock repurchase program, shares may be repurchased, at management’s discretion, from time-to-time at prevailing prices in the open market. As of September 30, 2001, the Company had repurchased 491,800 shares of its common stock at an average price of $8.36 per share. The Company intends to leverage its existing cash and cash equivalents balances to execute the repurchases.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements. SFAS No. 142 is effective for the Company on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS No. 143 will have a significant impact on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its financial position and results of operations.

Certain Factors That May Affect Future Results

         This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. OneSource’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those set forth in the following risk factors discussed below and in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2001. The following risk factors should be considered carefully in evaluating OneSource and its business:

         WE HAVE A CUMULATIVE DEFICIT AND EXPECT TO CONTINUE TO HAVE A CUMULATIVE DEFICIT FOR THE FORESEEABLE FUTURE. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998, $6.4 million in 1999, and $2.0 million in 2000, and had net income from operations of $3.8 million for the nine months ended September 30, 2001. In addition, we have not reached the critical mass of users of Web-based products that we believe is necessary to effectively leverage our royalty payments and infrastructure expenses, which may not allow OneSource to sustain and increase profits. As of September 30, 2001, we had an accumulated deficit of $11.4 million.

         WE RELY ON GENERATING SUBSCRIPTION REVENUE FROM OUR BUSINESS BROWSER PRODUCT LINE, AND WE MAY NOT SUSTAIN OR INCREASE PROFITS UNLESS DEMAND FOR

OUR BUSINESS BROWSER PRODUCTS CONTINUES TO GROW. Subscription revenue from our Business Browser product line accounted for 95% of total revenue for the nine months ended September 30, 2001, 91% of total revenue in 2000, 90% of total revenue in 1999, 53% of total revenue in 1998 and 11% of total revenue in 1997. At the end of 2000, we phased out our legacy CD Rom products that were not part of the Business Browser product line. As a result, our future financial condition will depend heavily on the success or failure of our Business Browser product line. Business Browser products were introduced in December 1996 and it is difficult to predict demand and market acceptance for these products in the new and rapidly evolving Web-based business information services market. If the demand for Business Browser products does not continue to grow, whether due to among other factors increased competition, lack of market acceptance, insufficient enhancements, failure of Internet or Web use to grow in general, technological change or other factors, we may not sustain or increase profits.

         OUR SALES EFFORTS TO OUR TARGET MARKET MAY BE LENGTHY, INVOLVE DELAYS, OR INVOLVE UNCERTAINTY, WHICH MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS. Selling our products to our target market, mid-to large-size organizations, involves sales cycles that we believe are potentially longer and more uncertain than those involving small-size organizations. Our customers generally commit significant time and resources to evaluate our products, and they often require us to expend substantial time, effort, and money to educate them about our products and solutions. In addition, these sales efforts often require final approval from our customer’s senior level management, potentially resulting in delays to the sales cycle. All of these factors may extend the sales cycle and increase the uncertainty of whether a sale will actually be completed. The timing and uncertainty of sales and the length of the sales cycle may cause our results of operations to vary significantly from quarter to quarter and may have a material adverse impact on our results of operations.

         ANNUALIZED CONTRACT VALUE MAY NOT BE AN ACCURATE INDICATION OF OUR PERFORMANCE. We use “annualized contract value” as a measurement for normalized period-to-period comparisons to indicate business volume and growth. Our presentation and calculation of annualized contract value may not be comparable to similarly titled measures used by other companies. It is not an absolute indicator and we cannot guarantee that any annualized contract value will be ultimately realized as revenues.

         COMPETITION IN OUR INDUSTRY IS INTENSE AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO; THIS COMPETITION MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. The business information services industry is intensely competitive. We face direct or indirect competition from the following types of companies:

•	large, well-established business and financial information providers such as Dow Jones, Lexis-Nexis, Pearson, Reuters, Factiva, Thomson, Primark and McGraw-Hill;

•	on-line information services or Websites targeted to specific markets or applications, such as NewsEdge, Factset and Bloomberg;

•	providers of sales, marketing and credit information such as Dun & Bradstreet, InfoUSA and Siebel;

•	Web retrieval, Web “portal” companies and other free or low-cost mass market on-line services such as Excite, Infoseek, Terra Lycos, Yahoo! and AOL/Time Warner; and

•	free or low-cost specialized business and financial information Websites such as Hoovers.com, Marketwatch.com, Multex.com and TheStreet.com.

         Based on reported operating results, industry reports and other publicly available information, we believe that many of our existing competitors, as well as a number of prospective competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in user requirements, or to devote greater resources to the research, development, promotion and sale of their products than we can. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, customers and information providers. Our competitors also may develop products that are equal or superior to our products or that achieve greater market acceptance than our products. Ultimately, we may lose customers to competitors if we are not able to respond to requests for additional features and new products in a timely fashion. Nonetheless, increased competition may result in price reductions, reduced margins, or loss of market share, any of which may materially adversely affect our business, operating results, and financial condition.

         OUR FAILURE TO INCREASE THE NUMBER OF OUR SUBSCRIBERS OR RETAIN OUR CURRENT SUBSCRIBER BASE MAY ADVERSELY AFFECT OUR BUSINESS. Our future success remains highly dependent on attracting organizations that are financially able to and willing to allocate funds to subscribe to on-line business information services. We believe that by offering new and enhanced content and services, engaging in direct sales/marketing efforts, initiating public relations campaigns, and creating marketing alliances, we will be successful in retaining current subscribers and attracting potential new subscribers. However, if, despite our efforts to offer new products and services and to enhance our products, network infrastructure, and customer support capabilities, the market for subscription-based on-line business information services develops more slowly than we may anticipate, or if our efforts to retain existing subscribers or attract new subscribers are not successful or cost-effective, our operating results and financial condition may be materially and adversely affected.

         IF A SIGNIFICANT NUMBER OF OUR SUBSCRIBERS EXPERIENCE A DECLINE IN THEIR FINANCIAL CONDITION, THE COLLECTABILITY OF OUR ACCOUNTS RECEIVABLE MAY SUFFER, AND MAY MATERIALLY ADVERSELY AFFECT OUR FINANCIAL RESULTS. A decline in the financial condition of additional subscribers owing significant amounts to us may cause us to write off the amounts owed by these subscribers as bad debt, and/or a revenue reduction, either of which may have a material adverse effect on our financial results.

         EXPANSION INTO INTERNATIONAL MARKETS WHERE WE HAVE LIMITED PRIOR EXPERIENCE MAY CAUSE MATERIAL AND ADVERSE EFFECTS ON OUR BUSINESS. We presently have offices in the United Kingdom, but look to expand our business opportunities into new markets, particularly throughout Europe. Expanding into diverse international markets exposes us to certain risks of conducting business that include, but are not limited to, the following: potential higher costs, unanticipated regulatory changes, political instability, difficulties in staffing and managing operations, adverse tax consequences, currency and exchange rate fluctuations, and seasonal reductions in business activity. In addition, the impact of language and other cultural differences could result in product and service offerings that may neither satisfy the needs of our customers nor be profitable. Further, strategic relationships may be necessary to facilitate expansion into certain markets, and our business may be adversely affected if we misallocate our resources and ultimately fail to gain new or effective alliances in this area.

         GENERAL ECONOMIC AND GEOPOLITICAL CONDITIONS MAY NEGATIVELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. An ongoing economic downturn and uncertain geopolitical environment may cause organizations to delay or forego entirely investments in value-added business information products such as the Business Browser product line. We have experienced these effects in this reported quarter as a result of the recent economic slowdown and the tragic events occurring on September 11, 2001. A prolonged recession and geopolitical crisis may cause organizations that comprise our target market to significantly reduce discretionary spending with business information providers and create a greater risk of business failure among existing subscribers. These effects may have a material adverse effect on our operating results and financial condition.

         IF OUR THIRD PARTY INFORMATION PROVIDERS PROVIDE US WITH INACCURATE OR UNRELIABLE DATA, FAIL TO TRANSMIT THEIR DATA FEEDS, CEASE DOING BUSINESS WITH US, OR REQUIRE US TO SIGNIFICANTLY INCREASE OUR ROYALTY OBLIGATIONS, THIS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS, AND FUTURE SALES OF THE BUSINESS BROWSER PRODUCT MAY BE JEOPARDIZED. We do not own or create all of the original content distributed through our products. We depend significantly on third party information providers to supply accurate and reliable information and data feeds to us on a timely basis. Our products may experience interruptions (and potentially may be compromised) due to any failure, delay, or cut-off in the transmission or receipt of this information, or a requirement by our information providers that royalty payments be significantly increased. In addition, our products may be negatively affected if our third party information providers provide us with faulty or erroneous data that becomes integrated into our products. We may then have to seek alternatives to the third party information providers’ information and data feeds, and, in some cases, it is possible that reasonable alternatives may not exist, or may not be provided in a timely manner. This may result in increased costs or reduced functionality of our products and may have a material and adverse effect on our business, operating results, and financial condition.

         IF OUR SOFTWARE OR HARDWARE IS OR BECOMES DEFECTIVE, OR IF OUR THIRD PARTY HOSTING FACILITY SUFFERED A DISASTER, IT MAY BE COSTLY TO CORRECT; WE MAY GET SUED AND OUR REPUTATION MAY BE HARMED. Complex software like the software we develop and use and the hardware we use for our products may contain or develop errors or defects, especially when first implemented, that may be very costly to correct. In addition, our third party hosting facility may suffer a disaster relating to the facility or telecommunications transports. Defects, errors, or a disaster at our third party hosting facility also may result in significant downtime and our business may suffer significantly from potential adverse customer reaction, litigation, negative publicity, loss of revenue, and harm to our reputation.

         IF OUR SOFTWARE, HARDWARE OR WEB SITE BECOMES THE TARGET OF INTENTIONAL DISRUPTIONS, DIRECTLY OR INDIRECTLY, OUR PRODUCTS MAY BE NEGATIVELY IMPACTED AND OUR REPUTATION AND FUTURE SALES MAY BE HARMED IF THESE EFFORTS ARE SUCCESSFUL. Our products may become the target of intentional disruptions, directly or indirectly, including, but not limited to, software viruses specifically designed to impede the performance of our products. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our Web site and misappropriate proprietary information or cause interruptions to the delivery of our products. Our activities may be substantially disrupted, and our reputation, future sales, and operating results and financial condition may be adversely affected if these efforts are successful.

         WE MAY HAVE DIFFICULTY IDENTIFYING AND COMPETING FOR ACQUISITION OPPORTUNITIES. Our business strategy includes the pursuit of strategic acquisitions. From time to time we may engage in discussions with third parties concerning potential acquisitions of niche expertise, business and/or and proprietary rights. In executing our acquisition strategy, we may be unable to identify suitable companies as acquisition candidates. In addition, if we pursue an acquisition and are unable to identify a suitable acquisition candidate, management may potentially spend a significant amount of time, energy, and resources that may adversely affect our operating results and financial condition.

         PURSUING AND COMPLETING POTENTIAL ACQUISITIONS MAY DIVERT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES AND MAY NOT PRODUCE THE DESIRED BUSINESS RESULTS. If we pursue and complete any acquisition(s), our management could spend a significant amount of time and management and financial resources in the acquisition process and to integrate the acquired business with our existing business. To pay for acquisition(s), we may use capital stock, cash, or a combination of both. Alternatively, we may borrow money from a bank or other lender. If we use cash or debt financing, our financial liquidity will be reduced. In addition, from an accounting perspective, the acquisition(s) may involve nonrecurring charges or involve amortization of significant amounts of goodwill that may adversely affect our results of operations.

         Despite the investment of these management and financial resources and completion of due diligence with respect to these efforts, the acquisition(s) may not produce the revenue, earnings or business synergies that we anticipated, and the acquired technology or proprietary right(s) may not perform as expected for a variety of additional reasons, including, but not limited to, the following:

•	difficulty in the assimilation of the operations, technologies, rights, products and personnel of the acquired business(es);

•	risks of entering markets in which we have no or limited prior experience;

•	inability to maintain the key business relationships and the reputations of acquired business(es);

•	potential dilution to current shareholders from any issuance of additional equity securities;

•	expenses of any undisclosed or potential legal liabilities of the acquired business(es); and

•	the potential loss of key employees of the acquired business(es).

         WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS, WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO PERFORM RELIABLE PERIOD-TO-PERIOD COMPARISONS, AND CONTRIBUTE TO VOLATILITY IN THE MARKET PRICE FOR OUR COMMON STOCK, THUS POTENTIALLY REDUCING INVESTMENT IN OUR STOCK. Our quarterly revenues, gross profits and results of operations have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. In addition, we believe that an important measure of our business is the annualized contract value at the end of each period, which also may fluctuate. Causes of such fluctuations have included and may include, among other factors:

•	changes in demand for our products and services;

•	the size, value and timing of both new and renewal subscriptions with our corporate customers;

•	the cost and renewal status of contracts with our content providers;

•	competition (particularly price, product and service competition);

•	increases in selling and marketing expenses, as well as other operating expenses;

•	technical difficulties or system downtime affecting our products or the Web generally;

•	overall performance of our products, services, and technology;

•	our ability to develop, market, and introduce new and enhanced versions of our products and services on a timely basis;

•	economic conditions specific to the Web, as well as general economic and political conditions; and

•	consolidation of our customers.

         In addition, a substantial portion of our expenses, including most product development and selling and marketing expenses, must be incurred in advance of revenue generation. If we are unable to expand our sales and marketing efforts and our projected revenue does not meet our expectations, then we are likely to experience an even larger shortfall in our operating profit (loss) relative to our expectations. Further, although we are not presently a party to a lawsuit, any potential claims, even if not meritorious, against us may result in the expenditure of significant financial and managerial resources on our part, which may contribute to a decrease in investment of our stock and materially impact our results of operations by potentially subjecting us to significant liabilities and by diverting management’s attention and resources.

         WE MAY BE SUBJECT TO POTENTIAL LITIGATION BY ANY THIRD PARTY CONCERNING THE INFRINGEMENT OF ANY PROPRIETARY RIGHT, AND SUCH LITIGATION COULD BE COSTLY AND TIME CONSUMING. IN ADDITION, WE MAY

HAVE TO INCUR LEGAL EXPENSES TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. It is our understanding that there has been substantial litigation in the information services industry involving intellectual property rights. Although we believe that we have not infringed, and are not infringing, the intellectual property of others through our Business Browser product line and CD Rom product, if such claims were asserted, with or without merit, they may have a material adverse effect on our business, results of operations, and financial condition. In addition, to the extent that we continue to license from third parties informational content that is included in our Business Browser product line, our potential exposure to copyright infringement actions may increase because we must rely upon warranties and representations by such third party information providers as to the origin and ownership of content that we are subsequently licensing to users of our Business Browser products; such warranties and representations may be inaccurate or inadequate. In addition, although we generally obtain indemnification provisions in our agreements with third party information providers, indemnification may not be adequate compensation for breach of such warranties and representations. In the event of a successful claim against us, we may be required to pay significant monetary damages, including treble damages, if we are held to have willfully infringed a patent, copyright, trade secret, or other proprietary right; discontinue use or sale of the infringing products; expend significant resources to develop non-infringing technology; and/or enter into royalty and licensing agreements that may not then be offered to customers on acceptable terms. If a successful claim is filed against us and we fail to commercially develop or license a substitute technology, our business may be materially harmed.

In the future, litigation may be necessary to defend, enforce, and/or protect our own intellectual property, including, but not limited to, our copyrights, patents, trademarks, and other proprietary information. The protective steps we have taken and continue to take may be inadequate to deter misappropriations of our intellectual property rights, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any litigation involving intellectual property rights, may be costly and time consuming, and divert management’s attention, either of which could have a material adverse effect on our business, results of operations, and financial condition. Adverse determinations in this litigation may result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from additional third parties, cause our customers to prematurely cancel their subscriptions to our products, and prevent us from selling our products; any one of these results may have a material adverse effect on our business, results of operations, and financial condition. Additionally, our general liability insurance may not cover any of these claims or may not be adequate to protect us against all liability that may be imposed. Further, effective protection of intellectual property rights is limited or unavailable in certain foreign countries, thus making the possibility of misappropriation of intellectual property more likely. Policing unauthorized use of our products is difficult, expensive, and time consuming, and the unique technology of the Internet may provide new methods for illegal copying and distribution. Accordingly, we cannot be certain that we may be able to protect our intellectual property rights against unauthorized third party copying, distribution, or use. This may materially and adversely affect our competitive position.

         IF WE LOSE KEY PERSONNEL AND ARE UNABLE TO ATTRACT ADDITIONAL AND RETAIN EXISTING KEY PERSONNEL, IT MAY CAUSE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS. Our future success will depend, in substantial part, on the continued services of our senior management, including Daniel J. Schimmel, our President and Chief Executive Officer; William G. Schumacher, our Senior Vice President, Content Development; Philip J. Garlick, our Senior Vice President, Global Sales; Roy D. Landon, our Senior Vice President and Chief Financial Officer; Michael Buzzell, our Senior Vice President, Engineering; and Mary F. McCabe, our Senior Vice President, Product Development. None of our senior management has entered into employment agreements with us, and we do not maintain key-person life insurance on any of our employees. The loss of the services of one or a group of our key personnel may have a material, adverse effect on development of new products and services, our ability to manage the business, and our financial condition. In addition, our future success will also depend on our continuing ability to attract, retain, and motivate highly qualified technical, customer support, sales, financial, accounting, and managerial personnel. Competition for such key personnel is intense, and we cannot assure that we will be able to retain such personnel or that we will be able to attract, assimilate, or retain other highly qualified personnel in the future. Moreover, competition for highly qualified key personnel may lead to increased recruitment and retention costs, thus potentially hindering our financial condition.

         THE FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE, WHICH MAY CAUSE DIFFICULTIES IN THE FUTURE TO SELL EQUITY. If our stockholders decide to sell substantial amounts of our common stock, including shares that may be issued upon the exercise of outstanding options in the public market, the market price of our common stock may decrease. Such potential sales may make it increasingly difficult for us to sell equity securities in the future at a time and price that we deem reasonable and appropriate.

         IF WE ARE UNABLE TO MAINTAIN OUR REPUTATION AND EXPAND OUR NAME RECOGNITION, WE MAY HAVE DIFFICULTY ATTRACTING NEW BUSINESS AND RETAINING OUR CURRENT CUSTOMER BASE AND EMPLOYEES, AND OUR BUSINESS MAY SUFFER. We believe that establishing and maintaining a solid reputation and name recognition are critical for attracting and retaining customers as well as employees. We believe that the importance of reputation and name recognition is increasing and will continue to increase due to the growing number and quality of providers of Web-based business and financial information. If our reputation is damaged or if potential customers and employees are not familiar with our services, we may not be able to attract new, or retain existing, customers and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide valuable services and to successfully market our services. If customers do not perceive our services to be effective or of high quality, our brand name and reputation will suffer.

Any one or more of these factors may affect our business, financial condition and results of operations, and this makes the prediction of results of operations on a quarterly basis unreliable. As a result, we believe that period-to-period comparisons of our historical results of operations and annualized contract values are not necessarily meaningful and should not be relied upon as an indication for future performance. Also, due to these and other factors, it is possible that our quarterly results of operations (including the annualized contract value) may be below expectations. If this happens, the price of our common stock would likely decrease.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

         We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. However, our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was not significant for the nine months ended September 30, 2001.

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

PART II– OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

         On May 19, 1999, we commenced an initial public offering of 3,636,000 shares of common stock, $0.01 par value per share, pursuant to a final prospectus dated May 19, 1999. The prospectus was contained in OneSource’s registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-73263) on May 18, 1999. Of the 3,636,000 shares of common stock offered, 2,500,000 shares were offered and sold by OneSource and 1,136,000 shares were offered and sold by certain stockholders of OneSource. The offering closed on May 24, 1999 upon the sale of all 3,636,000 shares. The aggregate offering price of the offering to the public was $43,632,000, with proceeds to OneSource and the selling stockholders, after deduction of the underwriting discount, of $27,900,000 and $12,677,760, respectively. The aggregate amount of expenses incurred by OneSource in connection with the issuance and distribution of the shares of common stock sold in the offering were approximately $3.9 million, including approximately $3.0 million in underwriting discounts and commissions and $0.9 million in other offering expenses.

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

         There were no reports on Form 8-K filed by OneSource for the quarter ending September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OneSource Information Services, Inc.

Date: November 9, 2001	By: /s/ Roy D. Landon Roy D. Landon Senior Vice President, Chief Financial Officer (Principal Financial Officer)