Form 10-K
period 2001-12-31
ONESOURCE INFORMATION SERVICES INC
filed 2002-03-27
CIK 1079880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25849

OneSource Information Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3204522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Baker Avenue Concord, MA 01742

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:

(978) 318-4300

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.    ☐

     The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the common stock on March 8, 2002 of $7.45, as reported on the NASDAQ National Market, was approximately $55,000,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     As of March 8, 2002, the registrant had 12,039,496 shares of common stock outstanding, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

     OneSource Information Services, Inc. (“OneSource”) intends to file its proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2001. Portions of the proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K. In addition, OneSource has filed a Registration Statement on Form S-1, File No. 333-73263.

PART IV
SIGNATURE
ONESOURCE INFORMATION SERVICES, INC.
CONSOLIDATED BALANCE SHEET (In thousands, except share data)
ONESOURCE INFORMATION SERVICES, INC. CONSOLIDATED STATEMENT OF OPERATIONS (In thousands, except per share data)
ONESOURCE INFORMATION SERVICES, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (In thousands, except share data)
CONSOLIDATED STATEMENT OF CASH FLOWS
ONESOURCE INFORMATION SERVICES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
ONESOURCE INFORMATION SERVICES, INC. (In thousands)
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
EX-3.01 Amended and Restated Cert. Incorporation
EX-23.02 Consent of PricewaterhouseCoopers LLP

PART I

Item 1. Business

      Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. OneSource makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Part II, Item 7 under “Certain Factors that May Affect Future Results.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

General

      OneSource provides primarily Web-based business and financial information products to professionals who need quick access to timely and reliable company, industry, and market intelligence. OneSource’s primary products, the OneSource® Business BrowserSM products, are password-protected, subscription-based products that provide sales, marketing, finance, and management professionals and consultants with industry and company profiles, research reports, media accounts, executive listings and biographies, and financial information on over one million public and private companies. OneSource customers access this information over the Internet using standard Web browsers. As a Web-based solution, the Business Browser product line does not require the purchase of additional computer hardware by the customer. OneSource also distributes its CorpTech® high-technology company database as part of the Business Browser product line, as part of CD Roms, and through third party distributors.

      OneSource uses its own proprietary classification system, which is referred to as the KeyIDSM taxonomy, to associate, link, and integrate numerous, disparate sources of information that OneSource licenses and uses in its products. Using its KeyID taxonomy, OneSource integrates over 2,500 information sources that are made available from more than 25 information providers and OneSource’s own CorpTech high-technology company database. The information providers provide both textual information, such as news, business and trade articles, SEC filings, executive listings and profiles, industry intelligence, and analyst reports; and numeric information, such as company financial statements, stock quotes, and industry statistics.

      The OneSource product line also includes the AppLinkSM application programming interface toolkit. The Applink application programming interface toolkit lets Business Browser customers access Business Browser content from within their internal applications. These customer applications may be internally developed or utilize third party software, and typically apply to corporate intranets, portals, or customer relationship platforms. OneSource has formed a number of alliances to enhance the integration and marketing of Business Browser content in third party software platforms. OneSource believes that the flexibility of its customers to access, use, and embed information from the Business Browser products as part of their own internal applications is an important trend and requirement.

      OneSource products are designed to address the information needs of leading professional and financial services firms, technology companies, and other large organizations. OneSource’s primary target market consists of Global 5000 business-to-business companies in the technology, professional services, and financial services industries with not less than 500 employees and $250 million in sales, and that employ large direct sales forces. Representative customers include Compaq Computer Corporation, Deloitte & Touche LLP, Oracle Corporation, SAP America, Inc., and Sun Microsystems, Inc. OneSource customers use the OneSource products for such purposes as account prospecting and management (i.e., business development), competitive and peer analysis, company tracking and monitoring, and company and industry research.

      As of December 31, 2001, 817 organizations subscribed to our Web-based Business Browser product line, compared to 869 as of December 31, 2000. On average, our customers for Web-based Business Browser products as of December 31, 2001 had an annualized contract value of $68,700 per customer, compared to an average annualized contract value of $67,200 per customer as of December 31, 2000. As of December 31, 2001, 42 organizations subscribed to the AppLink application programming interface toolkit. Such customers as of December 31, 2001 generated, on average, approximately $380,000 each in annualized contract value.

      The aggregate annualized contract value of Business Browser product contracts was $56.1 million as of December 31, 2001, compared to $58.3 million as of December 31, 2000. Of this $56.1 million, $45.4 million was attributable to those customers that were under contract as of both December 31, 2000 and 2001. The renewal rate for subscribers of the Business Browser product line as of December 31, 2001 was 68% calculated on a dollar basis, whereas the renewal rate for those subscribers that also use the AppLink application programming interface toolkit as of December 31, 2001 was 85% calculated on a dollar basis (Annualized contract value is described in more detail in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

      OneSource’s business is not seasonal to any significant extent. As a percentage of total invoiced fees, invoiced fees in the fourth quarter of the fiscal year have exceeded invoiced fees in other quarters for the corresponding fiscal year. However, this percentage has declined over the last three fiscal years and does not represent seasonality to any significant extent. During the fourth quarter of fiscal years 2001, 2000, and 1999, OneSource invoiced 31%, 38%, and 46% of total invoiced fees for each fiscal year, respectively. OneSource attributes this primarily to the budgeting cycles of its customers.

      OneSource was incorporated in Delaware in July 1993 under the name Datext Holding Corporation. In May 1998, OneSource sold its CD-Insurance division to allow OneSource to focus more completely on its Web-based product line. On October 1, 1999, OneSource acquired Corporate Technology Information Services, Inc., a Delaware corporation located in Woburn, Massachusetts. Corporate Technology Information Services, Inc. is a provider of high technology company profiles with a focus on emerging private companies. For more information regarding the sale of OneSource’s CD-Insurance division and the Corporate Technology Information Services, Inc. acquisition, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview. OneSource’s principal executive offices are located at 300 Baker Avenue, Concord, Massachusetts, 01742, and its telephone number is (978) 318-4300. OneSource’s common stock is traded on the NASDAQ National Market System under the symbol “ONES” and its Web address is www.onesource.com.

Products

      The OneSource Business Browser product line is designed to be a comprehensive, efficient, and easy to use business and financial information resource for professionals who require quick access to reliable company, industry, and market intelligence. OneSource customers generally use OneSource products for such purposes as account prospecting and management (i.e., business development), competitive and peer analysis, company tracking and monitoring, and company and industry research.

      The Business Browser products integrate over 2,500 sources of business information from more than 25 business and financial information providers. These sources include textual information, such as company profiles, news, business and trade articles, SEC filings, executive listings and biographies, industry intelligence, and analyst reports; and numeric information, such as company financial statements, stock quotes, and industry statistics. OneSource uses its proprietary KeyID taxonomy to sort, categorize, link, and integrate information on over one million worldwide public and private companies.

      Business Browser products are accessible to licensed users through a standard Web browser that is likely available and familiar to users. OneSource customers require minimal installation and systems support, and users can access the Business Browser products at any time via the Internet. In addition, the AppLink application programming interface toolkit enables Business Browser product subscribers the option to access Business Browser content via their corporate intranets, portals, or customer relationship platforms.

      OneSource concentrates on the functional uses of the business and financial information that it integrates and makes available to users. The Business Browser product line has been designed for use not only by traditional users of business information, but also throughout an organization, including sales forces, professional service and consulting staffs, marketing and new business development executives, financial analysts, and purchasing personnel. OneSource applies its knowledge of how business professionals use information in order to transform raw, disparate data into information that is integrated, meaningful, and actionable. OneSource specializes in integrating and presenting information in such a manner that the user can efficiently interpret, analyze, and problem solve. OneSource uses the feedback of its users in deriving and enhancing its products’ user interface and functionality in order to make its products easy to use, and to enable users to become productive quickly with minimal training.

      The Business Browser product line is generally available to a specified number of users in a customer organization at a fixed annual subscription fee that declines on a per-user basis as the total number of users increases. OneSource also offers each customer an enterprise-wide license that allows for an unlimited number of Business Browser product users within the customer’s organization for a fixed annual subscription fee.

      The Business Browser product line includes:

      GLOBAL BUSINESS BROWSER. Global Business Browser was introduced because business professionals require global perspectives to complement detailed coverage of local markets. Global Business Browser is available in three editions. Global Business Browser, US Edition is a single, integrated resource that delivers integrated information on over 385,000 North American and global companies. Global Business Browser, European Edition includes both European and global content with over 497,000 companies profiled. Global Business Browser, UK edition is an integrated resource including both UK and global content with more than 484,000 companies profiled.

      US BUSINESS BROWSER. US Business Browser is focused specifically on public and private companies in the US and Canada. It contains a subset of business, financial, and industry information from Global Business Browser, US Edition. It covers approximately 300,000 public and private companies in the US and Canada. OneSource makes available in-depth content on Canadian companies for an additional subscription fee.

      EUROPEAN BUSINESS BROWSER. European Business Browser provides users with an integrated database on more than 405,000 public and private companies across Europe, including 50,000 UK companies. European Business Browser is available in two configurations, European Business Browser Select and European Business Browser Standard. European Business Browser Select comprises a subset of the content and functionality that European Business Browser Standard contains. European Business Browser Select contains a fewer number of financial variables that are available for screening purposes and financial information only for the current year. European Business Browser Standard contains up to 3 years of detailed financial information for European companies and up to 5 years for UK companies.

      UK BUSINESS BROWSER. UK Business Browser is an integrated source of information on up to 400,000 public and private companies in the UK. UK Business Browser is available in two configurations, a 100,000 companies edition and a 400,000 companies edition. In addition, OneSource makes available in-depth content on UK quoted companies for an additional subscription fee.

      US COMPANY BROWSER. US Company Browser is focused specifically on public and private companies in the US and Canada. It comprises a subset of the business and financial information and functionality that US Business Browser contains. It covers approximately 300,000 companies in the US and Canada.

      Revenues contributed by the Business Browser product line during each of the last three fiscal years were as follows: $56.3 million for the year ended December 31, 2001; $47.3 million for the year ended December 31, 2000; and $31.8 million for the year ended December 31, 1999. Such information is also included in Part II, Item 6 – Selected Consolidated Financial and Operating Data, and Part II, Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

      The Business Browser product line delivers information in an integrated format. This allows customers to obtain different types of information from multiple sources through a single, easy to use interface. Business Browser products organize data around business applications, and transform raw, disparate data into meaningful, actionable information, delivered according to the characteristics that users have defined and in the custom formats, tables, and reports that users require. Users that wish to perform detailed analysis can also easily transfer certain quantitative data into spreadsheets or other desktop tools, such as contact management software.

      Examples of some of the core functions of the Business Browser product line are as follows:

•	Profile a public or private company for a business summary, current news, financial reports, corporate affiliations, and executive listings.

•	Research an industry to measure a market, list major participants, or review articles or reports on market share and trends.

•	Identify companies by industry, geography, size, or other key characteristics.

•	Research a topic and find the latest news, analyst reports, and trade information.

•	Learn who’s who in the executive arena.

•	Track the latest news and product information on competitors.

Additional Software Applications

      Two additional optional software applications that are available for Business Browser products for additional subscription fees are as follows:

      BUSINESS BROWSER AP. Business Browser AP is an advanced Web-based quantitative analysis tool available as an add-on option with all of the Business Browser products other than European Business Browser. Business Browser AP lets users screen across a wide range of public company financial statement items, ratios, growth rates, and other criteria. It also allows users to produce detailed quantitative reports of their own design. Business Browser AP also enhances the readability of documents filed with the Securities and Exchange Commission by removing confusing computer codes, formatting tables for easy viewing and printing, and allowing users to export tables to spreadsheets.

      APPLINK APPLICATION PROGRAMMING INTERFACE TOOLKIT. The AppLink application programming interface toolkit consists of software that allows customers to easily access Business Browser content, such as company profiles, news, business and trade articles, analyst reports, executive biographies, industry intelligence, and financial data, without use of the Business Browser product interface and for use with customers’ intranet or other third party software applications such as prospect and customer databases, sales force automation tools, enterprise reporting software and corporate Web applications. No special client software, other than a standard Web browser and dedicated servers, are necessary.

Legacy and Other Products

      Prior to the introduction of the Business Browser product line in 1996, OneSource distributed business information on CD Rom. At the end of 2000, all OneSource CD Rom products, with the exception of the OneSource CorpTech CD Rom products, were completely phased out.

      With the acquisition of Corporate Technology Information Services, Inc. in October 1999, OneSource acquired several product lines that include CD Rom and printed directories. The printed directories product line was discontinued at the end of 2000.

Product and Platform Development

      OneSource employs four teams that contribute to the commercialization and research and development of OneSource products and their underlying technology platforms as follows: the Packaged Solutions Team, the Embedded Solutions Team, the Content Team, and the Engineering Team.

      The Packaged Solutions Team (formerly the Global Strategic Web Applications Team) consists of product managers who supervise the specification, maintenance, and enhancement of functionality, user interface, product workflow, format and look of reports, and information required for the Business Browser products. In addition, a new team, referred to as the Embedded Solutions Team, was created in fiscal year 2001. This team’s role is to further develop and enhance the AppLink application programming interface toolkit offering and the functionality sought by the customer base and target market seeking embedded solutions for their internal systems and applications. The development of the UK and European products was transferred to personnel at OneSource’s corporate headquarters in the US from developers in the UK during 2001. This move was intended to ensure and enhance consistency and efficiency in the overall development of OneSource’s products, which share common workflow and functionality.

      The Content Team analyzes and evaluates third party data sources and acquires the information required for OneSource’s products. This team also includes database engineers who receive content feeds from information providers and write database loader code. In addition, the Content Team comprises a group that maintains and enhances the proprietary KeyID taxonomy and database. The KeyID taxonomy is used to associate and integrate information on public and private companies worldwide provided by OneSource’s different information sources. Each source provides its database to OneSource with identifiers for companies unique to that source. The Content Team also manages the multiple SIC codes and industry mappings that are assigned to companies from the different information sources, and reclassifies these SIC codes and industry mappings assigned to companies into consistent categories. The Content Team further maintains and enhances a list of company name synonyms as part of the OneSource taxonomy to allow users to perform searches in OneSource products by the use of commonly used alternative company names. In total, the KeyID database contains approximately 1.1 million companies, 1.7 million synonyms, and 40,000 Uniform Resource Locators.

      The Engineering Team is responsible for developing, deploying, and maintaining the functionality, core technologies, and underlying architecture that support the OneSource product line. This team researches and qualifies third party software such as database engines, operating systems and platforms, and emerging industry standards such as XML and Simple Object Access Protocol. The Engineering Team further includes a group that focuses on overall product quality including rigorous process control, development cost, and adoption of best practices. Finally, the Engineering Team contains product support engineers who work closely with the product teams to ensure that functionality and support requirements are understood, prioritized, and developed according to agreed upon timeframes and requirements.

      Operating expenses relating to product and platform development during each of the last three fiscal years were as follows: $8.4 million for the year ended December 31, 2001; $8.8 million for the year ended December 31, 2000; and $8.0 million for the year ended December 31, 1999. OneSource plans to increase its investment in product and platform research and development in the future to a greater extent than in the past. Specifically, OneSource intends to increase year over year funding by approximately 10% for fiscal year 2002.

Information and Providers

      OneSource Business Browser products integrate and include an array of carefully selected financial, company, industry, executive, and news-related content from over 2,500 sources provided by more than 25 information providers and the proprietary OneSource CorpTech high-technology company database. OneSource enters into contracts with its information providers in order to license their information. These license agreements allow OneSource to integrate and distribute the information as part of OneSource’s on-line products.

      OneSource’s contracts with its information providers are generally for multi-year terms and typically automatically renew for additional one-year periods in the absence of prior notice of termination. In addition, these contracts allow for termination under certain circumstances including contract breaches. Royalties under these contracts are typically calculated and paid as a flat percentage of OneSource revenues, as a fee based on the number of licensed users that declines as the number of authorized users of the product increases, as a fixed fee per period, or in some cases, as a calculated fee based upon product growth compared to like periods from the prior year. Royalties are generally paid on a quarterly basis to information providers.

      The information contained in the OneSource Business Browser products is updated at varying frequencies depending on the nature of data. For example, news-related information is updated frequently throughout the day whereas portions of the information databases on company and executive profiles are updated on either a weekly, monthly, quarterly, or semi-annual basis. In any case, OneSource attempts to ensure that the information contained in its products is updated no less frequently than each information provider makes the information available to its own customers or to other distributors.

      Alternative supply sources exist for the information that OneSource licenses from information providers. However, consolidation in the information industry is an ongoing trend, and there is no assurance that alternative supply sources will continue to exist. The nature and relative importance of any given database in OneSource’s products varies. OneSource attempts to secure longer-term rights for certain more critical databases where alternative supply sources are limited. Some of OneSource’s information providers include Comtex News Network, Inc., the US and UK business units of Dun & Bradstreet Corp., The Gale Group, Thomson Financial Inc., and Market Guide Inc. (a subsidiary of Multex.com, Inc.).

Intellectual Property

      OneSource owns and controls copyrights, trademarks, trade names, trade secrets, confidential information, and other intellectual property rights that are important to OneSource’s business. Specifically, OneSource believes that the following are important to OneSource: its CorpTech high-technology company database; its KeyID taxonomy; the trade secrets relating to its products; the OneSource logo and related marks; each of the “OneSource” names, related names, and brands; and its source code. OneSource is licensed to access and use certain technology and other intellectual property that are owned and controlled by third parties. Likewise, third parties are licensed to access and use certain technology and other intellectual property that are owned and controlled by OneSource. OneSource’s contracts with its information providers typically state that the information providers agree to defend, indemnify, and hold OneSource harmless with respect to any third party claim alleging that the licensed data infringes any trade name, trademark, copyright, or other proprietary right of any third party. OneSource believes these industry standard indemnities are sufficient to protect it from claims of infringement relating to the intellectual property that it licenses, but there can be no assurance that these indemnities will be adequate. OneSource considers its copyrights, trademarks, trade names, service marks, databases, software, and other intellectual property to be proprietary, and OneSource relies on a combination of copyright, trademark, trade secret, patent, and confidentiality and contract safeguards to ensure adequate protection. OneSource has filed and/or registered trademarks and copyrights in the US and the European Union. OneSource believes that its intellectual property does not infringe upon the proprietary rights of third parties.

Alliances

      In 2001, OneSource continued to form alliances with various companies that sell technology solutions to similar corporate end-users as OneSource targets and whose products and services complement those of OneSource. OneSource’s strategy in identifying and forming alliances with other companies is to extend the possibilities for access to the information from OneSource products by ensuring compatibility with, and the integration of such information into, other third party software applications. These applications generally focus on corporate intranets, portals, and customer relationship management platforms. In addition, the alliances intend to increase marketing reach and awareness whereby OneSource and its allies each generally have the right to promote interest in the products of each other and to provide referrals to one another.

      Examples of alliances that OneSource has formed include those with the following corporations: SageMaker, Inc. (a subsidiary of Divine Inc.), an enterprise information portal solutions provider; Pivotal Corporation, a provider of customer relationship management, business marketing, and service solutions; ONYX Software Corporation, a provider of enterprise-wide customer-centric e-business solutions; and Industri-Matematik International Corporation, a provider of software products designed to address customer service needs of distribution-intensive businesses. OneSource believes that its ability to provide access to its products through other third party applications is an important component to its growth strategy, and it expects to continue to selectively form alliances in the future.

Customers

      OneSource does not rely upon any single customer, or a few customers, such that a loss of any one or a few customers would have a material effect on OneSource’s business. As of December 31, 2001, OneSource had 817 corporate customers. No one customer contributed over 3% of annual revenues, and 342 customers comprised 80% of annualized contract value. OneSource’s primary target market consists of Global 5000 companies and specifically business-to-business companies in the technology, professional services, and financial services industries with not less than 500 employees and $250 million in sales, and that employ large direct sales forces. As of December 31, 2001, approximately 67%, or $37.4 million, of total annualized contract value for OneSource Business Browser products came from Global 5000 customers. In addition, as of December 31, 2001, approximately 29%, or $16.3 million, of total annualized contract value for OneSource Business Browser products came from customers who subscribe to the OneSource AppLink application programming interface toolkit.

Sales and Marketing

      OneSource markets its products through a field and telephonic sales force and a support and marketing staff. Sales and marketing employees are located primarily in the US and the UK. OneSource also has formed several alliances to help in the promotion and marketing of its products.

      As of December 31, 2001, OneSource incurred sales and marketing expenses in the amount of $18.4 million, compared to $20.5 million incurred at the end of fiscal year 2000 and $13.3 million at the end of fiscal year 1999. OneSource anticipates that sales and marketing expenses will increase in the future. Specifically, OneSource expects that sales and marketing expenses will increase by approximately 10% for fiscal year 2002 as OneSource invests in programs designed to fulfill the needs of its Global 5000 customers and target market.

Customer Service & Support

      OneSource provides customer support in the form of on-site, electronic mail, and telephone support for customers. OneSource employs field support consultants, who assist customers with various administrative and technical tasks such as managing product trials, training, registering end users, promoting product-related awareness, and providing consulting services for projects including the customization of Web pages, the building of prototype applications using the AppLink application programming interface toolkit, and other technical projects.

      OneSource also employs telephone-based customer support representatives in the US and in the UK. These representatives operate the telephone help desk that is open from 8:00 a.m. to 8:00 p.m., local time, Monday through Friday.

Website Technology and Operations

      OneSource makes its on-line products available through a hosting facility managed by Exodus, a Cable & Wireless Service (a division of Cable and Wireless plc), a third party hosting vendor. The hosting facility is located in San Jose, California. Exodus provides facilities management services including continuous monitoring, multiple high-volume access lines to the Internet, uninterrupted power supplies, generators, physical security, and protection from disaster. In the first half of 2002, OneSource intends to activate a second hosting site in Medford, Massachusetts, which will also be managed by Exodus, in order to make OneSource’s on-line products highly available to users, to provide near real time back-up and continuous availability in the event of component failure or outage at one of the facilities, and to enhance Web site performance by balancing the load of OneSource’s entire user base between the two hosting sites based upon the global location of a user. OneSource’s on-line products are generally available 24 hours a day, 7 days a week.

      OneSource also has a production data center at its corporate headquarters located in Concord, Massachusetts. This data center is used to process data feeds from information providers, distribute this data to the live sites, and serve as the physical facility where all of OneSource’s pre-production/development and internal computing resources are located. OneSource has taken a number of steps to keep its data center operational in the event of emergency. These steps include the use of a diesel standby generator, an automatic FM200 fire suppression system, and uninterruptible power supplies and electrical power filters. Redundant cooling capacity is also in place. All systems are under maintenance contracts. Additionally, there are separate security and access restrictions as well as in-house operational staff.

Competition

      The business information services industry is intensely competitive. Several of OneSource’s information providers compete against each other and in some cases with OneSource. OneSource faces direct or indirect competition from numerous companies, including the following:

•	large, well-established providers of proprietary business and financial information, such as Dow Jones & Co., Pearson PLC, Reuters Group PLC, and McGraw-Hill Companies Inc.

•	aggregators of business and financial information, such as LexisNexis, The Dialog Corporation, Factiva, NewsEdge Corporation, and Bureau Van Dijk Computer Services SA.

•	providers of company information, such as Disclosure Incorporated, Market Guide Inc. (a Multex.com subsidiary), Hemscott Group Ltd., and Hoovers, Inc.

•	providers of sales, marketing, and credit information, such as Dun & Bradstreet Corp., infoUSA Inc., and Siebel Systems, Inc.

•	Web retrieval, Web “portal” companies, and other free or low-cost mass market on-line information services, such as TerraNetworks, S.A., Yahoo! Inc., AOL-Time Warner, Inc., MarketWatch.com, and TheStreet.com, Inc.

      Several of these competitors offer products or services similar to those of OneSource and in some cases at lower prices. The principal competitive factors in the information services industry are availability of comprehensive, timely, integrated, and reliable business and financial information; product ease of use; support and training capabilities; financial, technical, and marketing resources; brand recognition; and product price/performance characteristics. OneSource differentiates itself from its direct and indirect competitors in terms of product features and ease of use; target market and geographical focus; data integration capabilities; corporate selling skills; and customer support services.

Laws and Government Regulations

      OneSource is subject, both directly and indirectly, to laws and government regulations relating to the Internet and OneSource’s Web-based information products. There are currently few laws or government regulations directly applicable to Web-based information products or the Internet. Some existing laws we believe may be applicable to Web-based information or the Internet, albeit indirectly, are those that relate to, but are not limited to, property rights, libel, and personal privacy. However, due to the increasing use of the Internet for information-based solutions and company and industry research, laws and government regulations may be adopted that are directly applicable to Web-based information products and the Internet. For example, these laws and government regulations may address user privacy, taxation, and product quality. In order to comply with such laws and government regulations and maintain its competitive position in the information services industry, OneSource may need to increase capital expenditures and adjust its pricing structure.

Employees

      As of December 31, 2001, OneSource employed 239 employees (including 232 full-time employees and 7 part-time employees), compared to 257 at the end of fiscal year 2000 (including 248 full-time employees and 9 part-time employees). The reduction in headcount relates primarily to a restructuring in July and November 2001 that resulted in total in an 11% reduction in the overall OneSource workforce at that point in time. OneSource employees are not represented by any collective bargaining organization. OneSource has never experienced a work stoppage, and believes that its relationships with its employees are generally satisfactory.

Geographic Information

      OneSource conducts its business globally through two geographic locations: the United States and the United Kingdom. OneSource had revenues of $14.9 million, $10.8 million, and $8.0 million from the UK business, and $44.1 million, $41.1 million and $27.5 million from the US business, for the years ended December 31, 2001, 2000, and 1999, respectively.

      The operations in the United Kingdom are subject to the usual risks inherent in doing business in countries outside of the US, including potential higher costs, unanticipated regulatory changes, political instability, difficulties in staffing and managing operations, adverse tax consequences, currency and exchange rate fluctuations, and seasonal reductions in business activity. In addition, the impact of cultural differences may result in product and service offerings that may not satisfy the needs of OneSource customers and that may not be profitable. Further, possible nationalization, expropriation, and unique laws pertaining to the collection and provision of certain types of information on individuals (e.g., the Data Protection Act) may hinder operations out of the UK location.

Item 2. Properties

      OneSource’s headquarters are currently located in approximately 50,900 square feet of office space located in Concord, Massachusetts. The office space has been leased through June 2004. OneSource leases additional office space in New York, NY; San Francisco, CA; Manhattan Beach, CA; Richardson, TX; Woking, England; and London, England. OneSource believes that its existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed.

      OneSource deems the buildings, machinery and equipment used in its operations (whether owned or leased), generally to be in good condition and adequate for the purposes for which they are used.

Item 3. Legal Proceedings

      OneSource is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      OneSource’s common stock is traded on the NASDAQ National Market System under the symbol “ONES”. Public trading of OneSource’s common stock commenced on May 19, 1999.

  (A) Market Price of Common Stock

      The following table sets forth the high and low closing prices as reported by the NASDAQ National Market for the periods indicated.

	2001		2000

	High	Low	High	Low

First quarter	$10.13	$4.88	$14.25	$6.75
Second quarter	$8.98	$5.01	$10.50	$5.25
Third quarter	$10.10	$7.10	$12.75	$6.88
Fourth quarter	$9.90	$6.82	$13.00	$7.25

      The quotations represent inter-dealer quotations, without adjustments for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. The number of record holders of OneSource’s common stock at March 4, 2002 was 68.

  (B) Use of Proceeds from Sales of Registered Securities

      OneSource has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

      In May 1999, OneSource completed an initial public offering, (the “Offering”) of 3,636,000 shares of its common stock, of which 2,500,000 shares were issued and sold by OneSource, and 1,136,000 shares were issued and sold by certain stockholders of OneSource.

      The net proceeds to OneSource from the Offering, after deducting underwriting discounts and commissions and other offering expenses, was approximately $27.0 million.

      The net proceeds from the Offering, less $6.8 million used to payoff long-term debt and $7.6 million used to acquire Corporate Technology Information Services, Inc., have been invested in interest bearing, investment grade securities.

  (C) Recent Sales of Unregistered Securities

      During the year ended December 31, 1999, OneSource issued the following securities that were not registered under the Securities Act of 1933, as amended:

Grants of Stock Options

      In February 1999, OneSource granted options to purchase 40,700 shares of its common stock at an exercise price of $2.19 per share, 30,525 shares of its common stock at an exercise price of $5.90 per share, and 329,467 shares of its common stock at an exercise price of $9.93 per share.

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

      The consolidated statements of operations data provided for the years ended December 31, 2001, 2000, and 1999, and the consolidated balance sheet data as of December 31, 2001 and 2000, are derived from, and are qualified by reference to, our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 1998 and 1997, and the consolidated balance sheet data as of December 31, 1999, 1998, and 1997, are derived from audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The following consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Statement of Operations Data:
Revenues: (1)
Web-based product	$56,318	$47,275	$31,822	$16,058	$3,312
CD Rom product and other	2,699	4,614	3,726	14,370	27,072

	59,017	51,889	35,548	30,428	30,384

Cost of revenues:
Web-based product	16,431	15,536	13,143	7,863	2,401
CD Rom product and other	2,065	2,373	1,666	5,792	10,444

	18,496	17,909	14,809	13,655	12,845

Gross profit	40,521	33,980	20,739	16,773	17,539

Operating expenses:
Selling and marketing	18,447	20,519	13,254	11,577	9,167
Platform and product development	8,360	8,842	7,996	6,313	6,375
General and administrative	5,889	5,079	5,474	3,847	3,401
Restructuring	660	—	—	—	—
Amortization of goodwill and other intangible assets	1,480	1,503	376	—	—

Total operating expenses	34,836	35,943	27,100	21,737	18,943

Income (loss) from operations	5,685	(1,963)	(6,361)	(4,964)	(1,404)
Interest income (expense), net	853	887	47	(595)	(930)
Gain on sale of product line	—	—	—	12,797	501
Other income	—	2,000	2,000	—	—

Income (loss) before income taxes	6,538	924	(4,314)	7,238	(1,833)
Provision for income taxes	1,882	66	133	250	—

Net income (loss)	4,656	858	(4,447)	6,988	(1,833)
Less: income attributable to Class P common stock	—	—	—	1,367	414

Net income (loss) attributable to common stock	$4,656	$858	$(4,447)	$5,621	$(2,247)

	Year ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Earnings (loss) per share:
Class P common stock:
Basic and diluted earnings per share	—	—	—	$1.91	$0.57
Weighted average Class P common shares outstanding	—	—	—	718	718
Common stock:
Basic earnings (loss) per share	$0.37	$0.07	$(0.50)	$0.85	$(0.34)
Diluted earnings (loss) per share	$0.34	$0.06	$(0.50)	$0.59	$(0.34)
Weighted average common shares outstanding:
Basic	12,424	11,509	8,822	6,641	6,545
Diluted	13,519	13,509	8,822	9,563	6,545

	December 31,

	2001	2000	1999	1998	1997

	(In thousands, except number of customers data)
Balance Sheet Data:
Cash and cash equivalents	$18,162	$17,338	$13,598	$8,665	$341
Working capital (deficit)	2,399	1,827	(691)	(2,118)	(9,792)
Total assets	53,543	58,832	49,698	27,646	16,644
Total debt (including capital lease obligations)	—	33	234	6,936	8,171
Deferred revenues	27,144	29,229	24,222	18,022	15,748
Total stockholders’ equity (deficit)	16,000	16,353	13,363	(6,311)	(13,613)

Other Data for Web-based Products:
Annualized contract value (2)	$56,077	$58,354	$38,743	$25,920	$8,973
Number of customers	817	869	583	445	233
Average annualized contract value per customer	$68.7	$67.2	$66.5	$58.2	$38.5

(1)	In 1998 and 1997, OneSource divested two CD Rom product lines. Revenues attributable to these divested product lines, which are included in the statement of operations data through the divestiture date, were $2.6 million and $6.3 million in the years ended December 31, 1998 and 1997, respectively.

(2)	Annualized contract value represents the invoiced fees for one month for all customer contracts for Web-based products in effect at the measurement date, multiplied by 12, without regard to the actual remaining duration of such contracts. For more information regarding annualized contract value, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Annualized Contract Value.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section should be read in conjunction with the “Selected Consolidated Financial and Operating Data” and OneSource’s Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

      The following discussion contains forward-looking statements that involve risks and uncertainties. OneSource makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 7 under “Certain Factors that May Affect Future Results.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

Overview

      OneSource provides primarily Web-based business and financial information products to professionals who need quick access to timely and reliable company, industry, and market intelligence. OneSource was formed as a division of Lotus Development Corporation in 1987 and became an independent company when it was purchased in a management buy-out in 1993. Until December 1996, OneSource’s business was to provide business information to the financial community using CD Rom technology as the primary method of distribution. The introduction of the Business Browser product line in December 1996 marked a fundamental shift in the business as OneSource began a transition away from its legacy CD Rom business and toward Web-based products. The OneSource Business Browser product line is designed to be a comprehensive and easy-to-use business and financial information resource, integrating over 2,500 sources of business information from more than 25 business and financial information providers and OneSource’s own CorpTech high-technology company database. The OneSource product line also includes the AppLink application programming interface toolkit. The AppLink application programming interface toolkit lets Business Browser customers access Business Browser content from within their own internal applications. These applications may be internally developed or utilize third party software, and typically apply to corporate intranets, portals, or customer relationship platforms.

      On October 1, 1999, OneSource acquired Corporate Technology Information Services, Inc., a Delaware corporation located in Woburn, Massachusetts. Corporate Technology Information Services, Inc. is a provider of high technology company profiles with a focus on emerging private companies. Pursuant to the terms of an Agreement and Plan of Merger, the consideration paid by OneSource was $7.6 million in cash. For financial statement purposes, this acquisition was accounted for as a purchase and, accordingly, the results of operations of Corporate Technology Information Services, Inc. subsequent to October 1, 1999 have been included in OneSource’s consolidated statements of operations.

      In May 1998, OneSource sold its CD-Insurance division to allow OneSource to focus more completely on its new Web-based product line. OneSource recognized a gain of $12.8 million on this sale during 1998. In addition, in connection with the disposition, OneSource licensed certain of its CD Rom software to the acquiror in exchange for $4.0 million of license fees. These license fees were paid in eight equal quarterly installments beginning January 1, 1999 and ending on December 31, 2000 and were recognized ratably as other income. For each of the years ended December 31, 2000 and December 31, 1999, OneSource recorded $2.0 million of other income related to the software license agreement.

      Revenues from both CD Rom and Web-based products consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products decreased 6% to $26.8 million as of December 31, 2001 from $28.5 million as of December 31, 2000 and increased 18% from $22.8 million as of December 31, 1999.

      Cost of revenues consists primarily of royalties to information providers and, to a lesser extent, employee salaries and benefits, facilities allocation and related expenses, depreciation associated with computers for data processing and on-line requirements and Web hosting expenses. OneSource enters into contracts with information providers, which are generally for a term of at least one-year and are automatically renewable if not canceled with advance notice. These contracts may be terminated under certain circumstances. Under these agreements, royalties are generally paid on a quarterly basis to information providers. Royalties are generally calculated either as a flat percentage of our revenues, as a per-user fee that declines as the number of authorized users of the product increases, as a fixed fee per period, or in some cases, we pay a calculated fee based upon product growth compared to like periods from the prior year. Royalties are recorded as deferred subscription costs and are expensed as revenues are earned over the term of the contract period.

      Selling and marketing expense consists primarily of employee salaries and benefits and sales commissions paid to our sales force, customer support organization, and marketing personnel, as well as facilities allocation and related expenses, direct marketing promotional materials, trade show exhibitions and advertising. Sales commissions are paid when customers are invoiced and are recorded as deferred subscription costs, which are amortized ratably over the term of the contract, typically 12 months, as the associated revenues are recognized. All other selling and marketing costs are expensed as incurred.

      Platform and product development expense consists primarily of employee salaries and benefits, facilities allocation and related expenses, as well as outside contractor expenses, relating to the development of our “platform” of core software supporting our products and the development of new products based upon that platform. Platform and product development expense includes expenses relating to the editorial staff that implements our KeyID taxonomy to integrate disparate information sources into our Web-based products.

      General and administrative expense consists primarily of employee salaries and benefits, facilities allocation and related expenses associated with OneSource’s management, finance, purchasing, human resources, legal, management information systems, and administrative groups.

  Critical Accounting Policies, Significant Judgements and Estimates

      OneSource’s discussion and analysis of its financial condition and results of operations are based upon OneSource’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires OneSource to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, OneSource evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      OneSource believes the following accounting policies are most critical to fully understanding and evaluating our financial results, as well as the areas of more significant judgments and estimates used in the preparation of its consolidated financial statements:

      Revenue Recognition. OneSource’s products are sold on a subscription basis pursuant to customer contracts that span varying periods of time but are generally for a period of one year. OneSource initially records receivables and defers the related revenue when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period beginning when access to products is granted to the customer in accordance with customer agreements. This policy significantly reduces subjectivity in determining the timing of revenue recognition.

      Software Development Costs. Platform and product development costs, other than certain software development costs, are charged to expense as incurred. OneSource has adopted Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires research and development costs associated with the application development stage to be capitalized for internal use software. Management is required to use professional judgment in determining whether development costs meet the criteria in SOP 98-1 for immediate expense or capitalization. Management periodically reviews the carrying value of the projects that have been capitalized to determine if impairment may exist. If it is determined that the carrying value of the asset has been impaired, the value would be reduced by a charge to operations in the amount of the impairment.

      Deferred Subscription Costs. Deferred subscription costs represent sales commission and royalty costs that are associated with securing a subscription and procuring information to be delivered over the subscription period, respectively. These costs are deferred and amortized ratably over the associated subscription period as a component of selling and marketing expense and cost of revenues, respectively. If a contract relating to the procurement of information used in our product was terminated prematurely, for any reason, expense recognition may be accelerated and incurred sooner than originally anticipated.

      Allowance For Doubtful Accounts. OneSource assesses collectibility of accounts receivable based on a number of factors including, but not limited to, past transactions history with the customer and the credit worthiness of the customer. OneSource does not request collateral from its customers. OneSource maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of OneSource’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Intangible Assets. Intangible assets consist of goodwill, trademark, non-compete agreement, subscriber list, and a database. Intangible assets are amortized using the straight-line method over a period of three to seven years, based on the estimated useful life. The carrying value of the intangible assets is reviewed on a quarterly basis for the existence of facts or circumstances both internally and externally that may suggest impairment. OneSource determines whether an impairment has occurred based on gross expected future cash flows and measures the amount of the impairment based on the related future estimated discounted cash flows. To date, no such impairment has occurred. Factors which we consider important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company will cease amortization of goodwill as of January 1, 2002 and, thereafter, will annually review the goodwill for potential impairment using a fair value approach.

      Income Tax. OneSource records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2001, OneSource has provided a valuation allowance for the full amount of its net deferred tax asset. While OneSource has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event OneSource were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

  Results of Operations

      The following table sets forth, for the periods indicated, the percentage of total revenues represented by each line item in OneSource’s consolidated statement of operations. We can give no assurance that the indicated trends in revenues or operating results will continue in the future.

	Year ended December 31,?

	2001	2000	1999

	(Percentage of total
	revenues)
Revenues:
Web-based product	95%	91%	90%
CD Rom product and other	5	9	10

Total revenues	100	100	100

Cost of revenues:
Web-based product	28	30	37
CD Rom product and other	3	5	5

Total cost of revenues	31	35	42

Gross profit	69	65	58
Operating expenses:
Selling and marketing	31	39	37
Platform and product development	14	17	23
General and administrative	10	10	15
Restructuring	1	—	—
Amortization of goodwill and other intangible assets	3	3	1

Income (loss) from operations	10	(4)	(18)
Interest income, net	1	2	—
Other income	—	4	6

Income (loss) before income taxes	11	2	(12)
Provision for income taxes	3	—	—

Net income (loss)	8%	2%	(12)%

Comparison of Results for The Years Ended December 31, 2001 and 2000

      Revenues. Total revenues increased 14% to $59.0 million for the year ended December 31, 2001 from $51.9 million for the year ended December 31, 2000.

      Web-based product revenues increased 19% to $56.3 million for the year ended December 31, 2001 from $47.3 million for the year ended December 31, 2000. The increase in Web-based product revenues was primarily attributable to the addition of new customers, an increase in the number of user seats subscribed to by existing customers, and the sale of new product subscriptions to existing customers. At the same time, CD Rom product and other revenues, which consist of licensing royalties, printed directories, and mailing lists, decreased 42% to $2.7 million in 2001 from $4.6 million in 2000, and was primarily the result of the discontinuance of the printed directories product line, OneSource’s completion of its transition away from its legacy CD Rom business at the end of 2000, and OneSource’s focus on its Web-based product line.

      Cost of Revenues. Total cost of revenues increased 3% to $18.5 million for the year ended December 31, 2001 from $17.9 million for the year ended December 31, 2000. The increase in total cost of revenues was principally due to increased royalty expense, computer hosting costs, depreciation expense associated with computer equipment used for data processing and on-line requirements, and software cost amortization. As a percentage of total revenues, total cost of revenues decreased to 31% in 2001 from 35% in 2000. The decrease as a percentage of total revenues was primarily the result of an increase in total revenues, a lower effective royalty rate to information providers, and lower production-related expenses.

      Cost of Web-based product revenues increased 6% to $16.4 million for the year ended December 31, 2001 from $15.5 million for the year ended December 31, 2000. This increase in cost of Web-based product revenues was primarily due to increased royalty expense, computer hosting costs, depreciation expense associated with computer equipment used for data processing and on-line requirements, and software cost amortization. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 29% in 2001 from 33% in 2000, and was principally due to an increase in Web-based product revenues, a lower effective royalty rate to information providers, and lower production-related expenses.

      Cost of CD Rom product and other revenues decreased 13% to $2.1 million for the year ended December 31, 2001 from $2.4 million for the year ended December 31, 2000. This decrease in the cost of CD Rom product and other revenues was primarily due to lower costs associated with the discontinuance of our printed directories product line and a decrease in CD Rom costs attributable to OneSource’s discontinuance of its legacy CD Rom product line at the end of 2000. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues increased to 77% in 2001 from 51% in 2000, primarily due to costs associated with the maintenance and expansion of OneSource’s proprietary database.

      Selling and Marketing Expense. Selling and marketing expense decreased 10% to $18.4 million for the year ended December 31, 2001 from $20.5 million for the year ended December 31, 2000 principally due to decreased recruiting expense, compensation related expenses, travel expenses, and outside services. In part, this overall decrease in selling and marketing expense was largely the result of cost reduction measures implemented at the beginning of the third quarter of 2001. Selling and marketing expense decreased as a percentage of total revenues to 31% in 2001 from 39% in 2000. OneSource expects sales and marketing expenses to increase as a percentage of revenues as it intends to invest in programs focused on its Global 5000 customers and target market.

      Platform and Product Development Expense. Platform and product development expense decreased 5% to $8.4 million for the year ended December 31, 2001 from $8.8 million for the year ended December 31, 2000. The decrease was primarily the result of lower compensation related expenses. As a percentage of total revenues, platform and product development expense decreased from 17% in 2000 to 14% in 2001. In part, this overall decrease was the result of cost reduction measures implemented during the second half of 2001. OneSource anticipates platform and product development expenses will increase as a percentage of revenues as it develops its next generation foundation, tools and products focused on meeting the demands of its Global 5000 customers and target market.

      General and Administrative Expense. General and administrative expense increased 16% to $5.9 million for the year ended December 31, 2001 from $5.1 million for the year ended December 31, 2000. The increase was primarily due to higher compensation related costs. General and administrative expense as a percentage of total revenues was 10% in 2001 and 2000. OneSource anticipates general and administrative expense to decrease as a percentage of total revenues.

      Restructuring. Restructuring expense was $0.7 million for the year ended December 31, 2001. This expense was the result of cost reduction measures implemented in both July and November 2001 and consists of an 11% reduction in our overall workforce at that point in time and the consolidation of certain functions. Restructuring expense primarily consists of severance related expenses associated with the reduction in

OneSource’s overall workforce. As of December 31, 2001, $136,000 remained unpaid and will be paid out by mid-2002.

      Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets expense was $1.5 million for the years ended December 31, 2001 and, 2000. This expense is the result of the acquisition of Corporate Technology Information Services, Inc. in October 1999 and the associated amortization of goodwill and other intangible assets acquired as part of that transaction. In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” OneSource will cease amortization of goodwill as of January 1, 2002.

      Interest Income, Net. Interest income, net of interest expense, decreased to $853,000 for the year ended December 31, 2001 from $887,000 for the year ended December 31, 2000. This decrease is primarily the result of lower rates on invested funds.

      Other Income. Other income decreased $2.0 million for the year ended December 31, 2001 to zero. This decrease was the result of the expiration of a software license agreement that terminated on December 31, 2000 and was associated with the May 1998 sale of our CD-Insurance division.

      Provision for Income Taxes. The provision for income taxes increased to $1.9 million for the year ended December 31, 2001 from $0.1 million for the year ended December 31, 2000. The increase was due to pre-tax income of $6.5 million at the applicable tax rates for the year ended December 31, 2001 as compared to pre-tax income of $0.9 million for the year ended December 31, 2000, the greater utilization of net operating loss carryforwards during the year ended December 31, 2000, and the effects of varying tax rates in OneSource’s various tax jurisdictions.

Comparison of Results for The Years Ended December 31, 2000 and 1999

      Revenues. Total revenues increased 46% to $51.9 million for the year ended December 31, 2000 from $35.5 million for the year ended December 31, 1999. On October 1, 1999, OneSource acquired Corporate Technology Information Services, Inc. Thereafter, revenues for the year ended December 31, 2000 and 1999 include $4.2 million and $1.0 million, respectively, of revenues recognized from products and customers related to the acquired Corporate Technology Information Services, Inc. business. Excluding the Corporate Technology Information Services, Inc. revenues, total revenues for the year ended December 31, 2000 increased 38%.

      Web-based product revenues increased 49% to $47.3 million for the year ended December 31, 2000 from $31.8 million for the year ended December 31, 1999. The increase in Web-based product revenues was primarily attributable to the addition of new customers, an increase in the number of user seats subscribed to by existing customers, and the sale of new product subscriptions to existing customers. At the same time, CD Rom product and other revenues, which consist of licensing royalties, printed directories, and mailing lists, increased 24% to $4.6 million in 2000 from $3.7 million in 1999, and were attributable to revenues recognized from products related to the acquired Corporate Technology Information Services, Inc. business. Excluding revenues attributable to Corporate Technology Information Services, Inc., CD Rom revenues decreased 86% to $0.4 million for the year ended December 31, 2000 from $2.7 million for the year ended December 31, 1999 as OneSource completed its transition away from its legacy CD Rom business.

      Cost of Revenues. Total cost of revenues increased 21% to $17.9 million for the year ended December 31, 2000 from $14.8 million for the year ended December 31, 1999. This increase was principally due to an increase in royalty expense and additional infrastructure expense necessary to support the growth in revenues. As a percentage of total revenues, total cost of revenues decreased to 35% in 2000 from 42% in 1999. The decrease as a percentage of total revenues was principally due to an increase in total revenues, a lower effective royalty rate to information providers, and lower production-related expenses.

      Cost of Web-based product revenues increased 18% to $15.5 million for the year ended December 31, 2000 from $13.1 million for the year ended December 31, 1999. This increase in cost of Web-based product revenues was primarily due to an increase in royalty expense and additional infrastructure expense necessary to support the growth in revenues. As a percentage of Web-based product revenues, cost of Web-based product revenues decreased to 33% in 2000 from 41% in 1999, and was principally due to an increase in Web-based product revenues, a lower effective royalty rate to information providers, and lower production-related expenses.

      Cost of CD Rom product and other revenues increased 42% to $2.4 million for the year ended December 31, 2000 from $1.7 million for the year ended December 31, 1999. This increase in cost of CD Rom product and other revenues was due to revenues recognized from products related to the acquired Corporate Technology Information Services, Inc. business. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues increased to 51% in 2000 from 45% in 1999, due to higher costs associated with the maintenance and expansion of OneSource’s proprietary database.

      Selling and Marketing Expense. Selling and marketing expense increased 55% to $20.5 million for the year ended December 31, 2000 from $13.3 million for the year ended December 31, 1999 principally due to increased headcount and expenses incurred to hire and train new sales personnel in connection with the OneSource Business Browser product line. Selling and marketing expense increased as a percentage of total revenues to 39% in 2000 from 37% in 1999.

      Platform and Product Development Expense. Platform and product development expense increased 11% to $8.8 million for the year ended December 31, 2000 from $8.0 million for the year ended December 31, 1999. The increase of platform and product development expense was principally due to increased staffing and associated personnel costs to meet new product demands. As a percentage of total revenues, platform and product development expense decreased from 23% to 17%. The decrease was due principally to the growth in revenues and increased productivity.

      General and Administrative Expense. General and administrative expense decreased 7% to $5.1 million for the year ended December 31, 2000 from $5.5 million for the year ended December 31, 1999. The decrease of general and administrative expense partially relates to one-time payments incurred as part of our initial public offering in May 1999. General and administrative expense decreased as a percentage of total revenues to 10% in 2000 from 15% in 1999, primarily due to one-time payments incurred as part of OneSource’s initial public offering in May 1999.

      Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets expense increased to $1.5 million for the year ended December 31, 2000 from $0.4 million for the year ended December 31, 1999. The increase of amortization of goodwill and other intangible assets is the result of the acquisition of Corporate Technology Information Services, Inc. in October 1999 and reflects a full year’s amortization of goodwill and other intangible assets acquired as part of that transaction.

      Interest Income, Net. Interest income, net of interest expense, increased to $887,000 for the year ended December 31, 2000 from $47,000 for the year ended December 31, 1999. This increase in interest income, net of interest expense, is primarily due to an increase in interest income related to the invested cash balance from the initial public offering proceeds and a reduction in interest expense following the payoff of long-term debt in May 1999.

      Other Income. Other income was $2.0 million for both years ended December 31, 2000 and 1999, and was attributable to revenues generated from a software license agreement entered into in connection with the sale of OneSource’s CD-Insurance division.

      Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2000 was $66,000 and related to amounts due for state and franchise taxes. The provision for income taxes for the year ended December 31, 1999 was $133,000 and related to amounts due for state and franchise taxes.

Quarterly Results of Operations (Unaudited)

      The following tables set forth a summary of OneSource’s unaudited quarterly operating results for each of the eight quarters in the two-year period ended December 31, 2001. This information has been derived from unaudited interim consolidated financial statements that, in the opinion of management, have been prepared on a basis consistent with the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with OneSource’s Consolidated Financial

Statements and the Notes thereto. Our operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter ended

	2001				2000

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,

	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Web-based product	$14,210	$14,059	$14,323	$13,726	$12,997	$12,674	$11,535	$10,069
CD Rom product and other	654	611	686	748	1,107	982	1,036	1,489

Total revenues	14,864	14,670	15,009	14,474	14,104	13,656	12,571	11,558

Cost of revenues:
Web-based product	4,166	4,123	4,129	4,013	4,051	3,977	3,547	3,961
CD Rom product and other	372	469	607	617	564	563	706	540

Total cost of revenues	4,538	4,592	4,736	4,630	4,615	4,540	4,253	4,501

Gross profit	10,326	10,078	10,273	9,844	9,489	9,116	8,318	7,057

Operating expenses:
Selling and marketing	3,925	4,143	5,105	5,274	5,110	5,472	5,328	4,609
Platform and product development	2,201	2,080	2,022	2,057	2,279	2,113	2,099	2,351
General and administrative	1,646	1,490	1,410	1,343	1,360	1,208	1,237	1,274
Restructuring	286	374	—	—	—	—	—	—
Amortization of goodwill and other intangible assets	363	368	373	376	375	376	376	376

Total operating expenses	8,421	8,455	8,910	9,050	9,124	9,169	9,040	8,610

Income (loss) from operations	1,905	1,623	1,363	794	365	(53)	(722)	(1,553)
Interest income, net	180	76	335	262	276	206	235	170
Other income	—	—	—	—	500	500	500	500

Income (loss) before provision for (benefit from) income taxes	2,085	1,699	1,698	1,056	1,141	653	13	(883)
Provision for (benefit from) income taxes	92	681	684	425	(11)	17	40	20

Net income (loss)	$1,993	$1,018	$1,014	$631	$1,152	$636	$(27)	$(903)

Basic earnings (loss) per share	$0.16	$0.08	$0.08	$0.05	$0.10	$0.05	$0.00	$(0.08)
Diluted earnings (loss) per share	$0.15	$0.07	$0.07	$0.05	$0.08	$0.05	$0.00	$(0.08)
Weighted average common shares outstanding
Basic	12,158	12,547	12,653	12,338	11,975	11,664	11,526	10,862
Diluted	13,112	13,604	13,682	13,631	13,669	13,734	11,526	10,862
	(Percentage of total revenues)
Revenues:
Web-based product	96%	96%	95%	95%	92%	93%	92%	87%
CD Rom product and other	4	4	5	5	8	7	8	13

Total revenues	100	100	100	100	100	100	100	100

Cost of revenues:
Web-based product	28	28	28	28	29	29	28	34
CD Rom product and other	3	3	4	4	4	4	6	5

Total cost of revenues	31	31	32	32	33	33	34	39

Gross profit	69	69	68	68	67	67	66	61

Operating expenses:
Selling and marketing	26	28	34	37	36	40	42	40
Platform and product development	15	14	14	14	16	15	17	20
General and administrative	11	10	9	9	10	9	10	11
Restructuring	2	3	—	—	—	—	—	—
Amortization of goodwill and other intangible assets	2	3	2	3	3	3	3	3

Total operating expenses	56	58	59	63	65	67	72	74

Income (loss) from operations	13%	11%	9%	5%	2%	—%	(6)%	(13)%

Annualized Contract Value

      One measure of the performance of our business is “annualized contract value.” This is a measurement OneSource uses for normalized period-to-period comparisons to indicate business volume and growth, both in terms of new customers and upgrades and expansions at existing customers. OneSource’s presentation and calculation of annualized contract value may not be comparable to similarly titled measures used by other companies. It is not an absolute indicator, and OneSource cannot guarantee that any annualized contract value will be ultimately realized as revenues.

      OneSource uses annualized contract value as a measure of its business because it shows the growth or decline in OneSource’s customer base in a way that revenues cannot. Since OneSource’s business is primarily subscription-based, revenues are recognized not when a sale is made, but in ratable portions over the term of the subscription (which is usually twelve months). As a result, from a revenue viewpoint the addition or loss of even a major customer contract may not have a dramatic impact on a quarter-to-quarter basis. On the other hand, by looking at the value of customer contracts in hand at the end of each quarter, OneSource can more readily see trends in its business. For example, the addition of a one-year subscription contract with total payments of $1.0 million may only increase revenues by approximately $250,000 ($1.0 million divided by four) in the quarter in which the sale is made, but would increase annualized contract value by $1.0 million. Similarly, if the customer did not renew that contract, revenues in the next quarter would only decrease by $250,000, while annualized contract value would decrease by $1.0 million.

      In calculating annualized contract value, OneSource factors only those contracts for which the customer has actually been invoiced. Since amounts invoiced are included in deferred revenues on OneSource’s balance sheet for all customer contracts with terms extending beyond the month of invoice, this demonstrates that annualized contract value is based on actual customer contracts reflected in OneSource’s historical financial statements. To compute annualized contract value, one multiplies by twelve the amount of total invoiced fees for one month that are included in deferred revenues. Annualized contract value is not intended to be an absolute indicator of future revenues. OneSource only annualizes existing, invoiced contracts, but does so without regard to the remaining term of those contracts. Most of OneSource’s contracts are for 12 months, but as of the date that OneSource calculates annualized contract value, the remaining term of nearly all of OneSource’s contracts will be less than 12 months. If a customer fails to pay its invoiced fees or terminates the contract or if OneSource is unable to renew a contract, its revenues in subsequent periods may be less than expected if based solely on annualized contract value. Conversely, if OneSource adds additional customers or renews existing contracts at higher rates, its revenues in future periods may exceed expectations if based solely on annualized contract value.

      The calculation of annualized contract value for OneSource’s Web-based products is illustrated below:

		One Month of
	Web-Based	Invoiced Fees
	Deferred	in Deferred	Annualized
Measurement Date	Revenues	Revenues	Contract Value

		(In thousands)
December 31, 2000	$28,528	$4,862.8	$58,354
December 31, 2001	26,760	4,673.1	56,077

      The aggregate annualized contract value for Web-based products was $56.1 million as of December 31, 2001, compared to $58.3 million as of December 31, 2000, representing a decrease in annualized contract value of 4%. Of this $56.1 million, $45.4 million was attributable to those customers that were under contract as of both December 31, 2000 and 2001. The renewal rate for subscribers of the Business Browser product line as of December 31, 2001 was 68% calculated on a dollar basis, whereas the renewal rate for those subscribers that also use the AppLink application programming interface tool as of December 31, 2001 was 85% calculated on a dollar basis.

      The number of Web-based customers decreased 6% to 817 at December 31, 2001 from 869 at December 31, 2000. On average, OneSource’s customers for Web-based products as of December 31, 2001 had an annualized contract value of $68,700 per customer, compared to an average annualized contract value of $67,200 per customer as of December 31, 2000, which represents a 2% increase. OneSource believes this growth in average annualized contract value was attributable to an increase in the number of user licenses purchased by individual customers and the addition of new products subscribed to by individual customers.

      As of December 31, 2001, 42 organizations subscribed to the AppLink application programming interface toolkit. Such customers as of December 31, 2001 generated, on average, approximately $380,000 each in annualized contract value.

Liquidity and Capital Resources

      Since acquiring the business from Lotus Development Corporation in 1993, OneSource has funded operations through a combination of seller financing, proceeds received from the sale of Class P common stock and common stock in connection with the purchase of the business from Lotus Development Corporation, bank debt, proceeds received from the sale of non-strategic lines of business, capitalized equipment leases, cash flows from operations, and our initial public offering which closed in May 1999.

      Cash and cash equivalents totaled $18.2 million at December 31, 2001, compared to $17.3 million at December 31, 2000. The increase is primarily due to funds provided by operating activities of $9.4 million, partially offset by net cash used in investing activities of $2.6 million and in financing activities of $6.1 million.

      Net cash provided by operating activities was $9.4 million for the year ended December 31, 2001, compared to $6.6 million for the year ended December 31, 2000. The net change of $2.8 million period to period is the result of increased net income of $4.7 million in 2001 compared to net income of $0.9 million in 2000, partially offset by changes in assets and liabilities.

      Net cash used in investing activities was $2.6 million for the year ended December 31, 2001, compared to $4.4 million for the year ended December 31, 2000. Net cash used in investing activities was primarily from purchases of property and equipment for $1.8 million during the year ended December 31, 2001 and $4.0 million during the year ended December 31, 2000, as well as $0.8 million for capitalized software development costs for the year ended December 31, 2001 as compared to $0.5 million for the year ended December 31, 2000.

      Net cash used in financing activities was $6.1 million for the year ended December 31, 2001, compared to net cash provided by financing activities of $1.6 million for the year ended December 31, 2000. Net cash used in financing activities in 2001 primarily consisted of the repurchase of common stock of $8.1 million, offset in part by net proceeds from the sale of common stock under our various stock option and employee stock purchase plans. Net cash provided by financing activities in 2000 primarily consisted of net proceeds from the sale of common stock under various stock option and employee stock purchase plans, offset in part by repayments of capital lease obligations.

      OneSource does not currently have a line of credit but intends to enter into a revolving line of credit for letters of credit, equipment financing, and general working capital.

      OneSource believes that its current cash and cash equivalents and funds anticipated to be generated from operations, will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

      In April 2001, OneSource announced a stock buyback program to repurchase up to 1,000,000 shares of its common stock over the next twelve months, at such times when OneSource deems such purchases to be an effective use of cash. Under the stock repurchase program, shares may be repurchased from time-to-time, at management’s discretion, at prevailing prices in the open market. As of December 31, 2001, OneSource had repurchased 960,600 shares of its common stock at an average price of $8.43 per share. OneSource intends to leverage its existing cash and cash equivalents balances to execute the repurchases.

      In January 2002, OneSource announced a second stock buyback program to repurchase up to an additional $5.0 million of its common stock over the next twelve months.

Contractual Obligations and Commitments

      The following table presents OneSource’s contractual obligations and commercial commitments as of December 31, 2001 over the next five years.

	Payments due by period

	2002	2003	2004	2005	2006	Total

	(In thousands)
Operating leases	$1,096	$952	$622	$202	$155	$3,027
Royalty contracts	5,362	2,216	55	—	—	7,633

	$6,458	$3,168	$677	$202	$155	$10,660

Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS No. 142 is effective for OneSource on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. OneSource is currently assessing the impact of SFAS No. 142 on its financial position and results of operations. OneSource’s amortization of goodwill was $1.0 million in the year ended December 31, 2001. Goodwill, net of accumulated depreciation, was $5.0 million at December 31, 2001.

      In June 2001, the FASB issued SFAS No.143, “Accounting for Asset Retirement Obligations,” which is effective January 1, 2003. SFAS No.143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. OneSource does not expect that the adoption of SFAS No.143 will have a significant impact on its financial position and results of operations.

      In August 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective January 1, 2002. SFAS No.144 supersedes SFAS No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. OneSource does not expect that the adoption of SFAS No.144 will have a significant impact on its financial position and results of operations.

Certain Factors that May Affect Future Results

      This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. OneSource’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those set forth in the following risk factors and elsewhere in this Annual Report on Form 10-K. In addition to the other information included or incorporated by reference in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating OneSource and its business:

      WE HAVE A CUMULATIVE DEFICIT AND EXPECT TO CONTINUE TO HAVE A CUMULATIVE DEFICIT FOR THE FORESEEABLE FUTURE. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998, $6.4 million in 1999, and $2.0 million in 2000, and had net income from operations of $5.7 million in 2001. As of December 31, 2001, we had an accumulated deficit of $9.4 million.

      WE RELY ON GENERATING SUBSCRIPTION REVENUES FROM OUR BUSINESS BROWSER PRODUCT LINE, AND WE MAY NOT SUSTAIN OR INCREASE PROFITS UNLESS DEMAND FOR OUR BUSINESS BROWSER PRODUCTS CONTINUES TO GROW. Subscription revenues from our Business Browser product line accounted for 95% of total revenues in 2001, 91% of total revenues in 2000, 90% of total revenues in 1999, 53% of total revenues in 1998, and 11% of total revenues in 1997. At the end of 2000, we phased out our legacy CD Rom products that were not part of the Business Browser product line. As a result, our future financial condition may depend heavily on the success or failure of our Business Browser product line. Business Browser products were introduced in December 1996, and it is difficult to predict demand and market acceptance for these products in the new and rapidly evolving Web-based business information services market. If the demand for Business Browser products does not continue to grow, whether due to, among other factors, increased competition, lack of market acceptance, insufficient enhancements, failure of Internet or Web use to grow in general, or technological change, we may not be able to sustain or increase profits.

      OUR SALES EFFORTS TO OUR TARGET MARKET MAY BE LENGTHY, INVOLVE DELAYS, OR INVOLVE UNCERTAINTY, ALL OF WHICH MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS. Selling our products to our target market, Global 5000 business-to-business companies, involves sales cycles that we believe are potentially longer and more uncertain than those involving small-size organizations. Our customers generally commit significant time and resources to evaluate our products, and they often require us to expend substantial time, effort, and money to educate them about our products and solutions. In addition, these sales efforts often require final approval from our customers’ senior level management, potentially resulting in delays to the sales cycle. All of these factors may extend the sales cycle and increase the uncertainty of whether a sale will actually be completed. The timing and uncertainty of sales and the length of the sales cycle may cause our results of operations to vary significantly from quarter to quarter and may have a material adverse impact on our results of operations.

      ANNUALIZED CONTRACT VALUE MAY NOT BE AN ACCURATE INDICATION OF OUR PERFORMANCE. We use “annualized contract value” as a measurement for normalized period-to-period comparisons to indicate business volume and growth. Our presentation and calculation of annualized contract value may not be comparable to similarly titled measures used by other companies. It is not an absolute indicator, and we cannot guarantee that any annualized contract value will be ultimately realized as revenues.

      COMPETITION IN OUR INDUSTRY IS INTENSE AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO; THIS COMPETITION MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. The business information services industry is intensely competitive. Several of our information providers compete against each other and in some cases with us. We face direct or indirect competition from numerous companies including the following:

•	large, well-established business and financial information providers such as Dow Jones & Co., Pearson PLC, Reuters Group PLC, and McGraw-Hill Companies Inc.;

•	aggregators of business and financial information, such as LexisNexis, The Dialog Corporation, Factiva, NewsEdge Corporation, and Bureau Van Dijk Computer Services SA;

•	providers of company information, such as Disclosure Incorporated, Market Guide Inc. (a Multex.com subsidiary), Hemscott Group Ltd., and Hoovers, Inc.;

•	providers of sales, marketing, and credit information such as Dun & Bradstreet Corp., InfoUSA Inc., and Siebel Systems, Inc.; and

•	Web retrieval, Web “portal” companies, and other free or low-cost mass market on-line services, such as TerraNetworks, S.A., Yahoo! Inc., AOL-Time Warner, Inc., MarketWatch.com, and TheStreet.com, Inc.

      Based on reported operating results, industry reports and other publicly available information, we believe that many of our existing competitors, as well as a number of prospective competitors, have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical and marketing resources than we possess. As a result, they may be able to respond more quickly to new or emerging technologies and changes in user requirements, or to devote greater resources to the research, development, promotion, and sale of their products than we can. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential employees, customers, and information providers. Our competitors also may develop products that are equal or superior to our products or that achieve greater market acceptance than our products. Ultimately, we may lose customers to competitors if we are not able to respond to requests for additional features and new products in a timely fashion. Nonetheless, increased competition may result in price reductions, reduced margins, or loss of market share, any of which may materially adversely affect our business, operating results, and financial condition.

      OUR FAILURE TO INCREASE THE NUMBER OF OUR SUBSCRIBERS OR RETAIN OUR CURRENT SUBSCRIBER BASE MAY ADVERSELY AFFECT OUR BUSINESS. Our future success remains highly dependent on attracting organizations that are financially able to and willing to allocate funds to subscribe to on-line business information services. If the market for subscription-based on-line business information services develops more slowly than we may anticipate, or if our efforts to retain existing subscribers or attract new subscribers are not successful or cost-effective, our operating results and financial condition may be materially and adversely affected.

      IF A SIGNIFICANT NUMBER OF OUR CUSTOMERS EXPERIENCE A DECLINE IN THEIR FINANCIAL CONDITION, THE COLLECTABILITY OF OUR ACCOUNTS RECEIVABLE MAY SUFFER, AND MAY MATERIALLY ADVERSELY AFFECT OUR FINANCIAL RESULTS. A decline in the financial condition of additional customers owing significant amounts to us may cause us to write off the amounts owed by these customers as bad debt, and/or a revenue reduction, either of which may have a material adverse effect on our financial results.

      EXPANSION INTO INTERNATIONAL MARKETS WHERE WE HAVE LIMITED PRIOR EXPERIENCE MAY CAUSE MATERIAL AND ADVERSE EFFECTS ON OUR BUSINESS. We

presently have offices primarily in the US and in the United Kingdom, but look to expand our business opportunities into new markets. Expanding into diverse international markets exposes us to certain risks of conducting business that include, but are not limited to, the following: potential higher costs, unanticipated regulatory changes, political instability, difficulties in staffing and managing operations, adverse tax consequences, currency and exchange rate fluctuations, and seasonal reductions in business activity. In addition, the impact of language and other cultural differences could result in product and service offerings that may not satisfy the needs of our customers and may not be profitable. Further, strategic relationships may be necessary to facilitate expansion into certain markets, and our business may be adversely affected if we misallocate our resources and ultimately fail to gain new or effective alliances in these areas. Moreover, possible nationalization, expropriation, and limits and unique laws pertaining to the collection and provision of certain types of information on individuals (e.g., the Data Protection Act) may hinder operations in international markets, and may cause material and adverse effects on our business.

      GENERAL ECONOMIC AND GEOPOLITICAL CONDITIONS MAY NEGATIVELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. An ongoing economic downturn and uncertain geopolitical environment may cause organizations to delay or forego entirely investments in value-added business information products such as the Business Browser product line and AppLink application programming interface toolkit. We have experienced these effects in the last year as a result of the recent economic slowdown and the tragic events occurring on September 11, 2001. A prolonged recession and geopolitical crisis may cause organizations that comprise our target market to significantly reduce discretionary spending with business information providers and create a greater risk of business failure among existing subscribers. These effects may have a material adverse effect on our operating results and financial condition.

      IF OUR INFORMATION PROVIDERS PROVIDE US WITH INACCURATE OR UNRELIABLE DATA, FAIL TO TRANSMIT THEIR DATA FEEDS, CEASE DOING BUSINESS WITH US, OR REQUIRE US TO SIGNIFICANTLY INCREASE OUR ROYALTY OBLIGATIONS, THIS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS, AND FUTURE SALES OF THE BUSINESS BROWSER PRODUCT MAY BE JEOPARDIZED. We do not own or create all of the original content distributed through our products. We depend significantly on information providers to supply accurate and reliable information and data feeds to us on a timely basis. Our products may experience interruptions (and potentially may be compromised) due to any failure, delay, or cut-off in the transmission or receipt of this information, or a requirement by our information providers that royalty payments be significantly increased. In addition, our products may be negatively affected if our information providers provide us with faulty or erroneous data that becomes integrated into our products. We may then have to seek alternatives to the information providers’ information and data feeds, and, in some cases, it is possible that reasonable alternatives may not exist without resorting to multiple sources, or may not be provided in a timely manner. This may result in increased costs or reduced functionality of our products and may have a material and adverse effect on our business, operating results, and financial condition.

      IF OUR THIRD PARTY HOSTING FACILITY SUFFERED A DISASTER, IT MAY BE COSTLY TO CORRECT, AND OUR BUSINESS MAY SUFFER SIGNIFICANT LOSSES. Our third party hosting facility may suffer a disaster relating to the facility, its power supplies, or telecommunications transports. Defects, errors, or a disaster at our third party hosting facility also may result in significant downtime, and our business may suffer significantly from potential adverse customer reaction, litigation, negative publicity, loss of revenues, and harm to our reputation.

      IF OUR SOFTWARE OR HARDWARE BECOMES DEFECTIVE, OR IF OUR SOFTWARE, HARDWARE, OR WEB SITE BECOMES THE TARGET OF INTENTIONAL DISRUPTIONS, DIRECTLY OR INDIRECTLY, OUR PRODUCTS MAY BE NEGATIVELY IMPACTED, AND OUR REPUTATION AND FUTURE SALES MAY BE HARMED IF THESE EFFORTS ARE SUCCESSFUL. Complex software like the software we develop and use and the hardware we use for our products may contain or develop errors or defects, especially when first implemented, that may be very difficult and costly to correct. In addition, our software, hardware, or Web site may become the target of intentional disruptions, directly or indirectly, including software viruses and malicious code specifically designed to impede the performance of our products; such software viruses and malicious code may avoid detection by our anti-virus software in place. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our Web site and misappropriate proprietary information or cause interruptions to the delivery of our products. As a result, our activities may be substantially disrupted, and our reputation, future sales, operating results, and financial condition may be adversely affected if these efforts are successful.

      WE MAY HAVE DIFFICULTY IDENTIFYING AND COMPETING FOR ACQUISITION OPPORTUNITIES. Our business strategy includes the pursuit of strategic acquisitions. From time to time we may engage in discussions with third parties concerning potential acquisitions of niche expertise, business, and/or proprietary rights. In executing our acquisition strategy, we may be unable to identify suitable companies as acquisition candidates. In addition, if we pursue an acquisition and are unable to identify a suitable acquisition candidate, management may potentially spend a significant amount of time, energy, and resources that may adversely affect our operating results and financial condition.

      PURSUING AND COMPLETING POTENTIAL ACQUISITIONS MAY DIVERT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES AND MAY NOT PRODUCE THE DESIRED BUSINESS RESULTS. If we pursue and complete any potential acquisition(s), our management team may spend a significant amount of time and management and financial resources in the acquisition process and to integrate the acquired business with our existing business. To pay for acquisition(s), we may use capital stock, cash, or a combination of both. Alternatively, we may borrow money from a bank or other lender. If we use cash or debt financing, our financial liquidity will be reduced. In addition, from an accounting perspective, the potential acquisition(s) may involve nonrecurring charges or involve amortization of significant amounts of goodwill that may adversely affect our results of operations.

      Despite the investment of these management and financial resources and completion of due diligence with respect to these efforts, the potential acquisition(s) may not produce the revenues, earnings or business synergies that we may anticipate, and the acquired technology or proprietary right(s) may not perform as expected for a variety of reasons, including the following:

•	difficulty in the assimilation of the operations, technologies, rights, products, and personnel of the acquired business(es);

•	risks of entering markets in which we have no or limited prior experience;

•	inability to maintain the key business relationships and the reputations of acquired business(es);

•	potential dilution to current shareholders from the issuance of additional equity securities;

•	expenses of any undisclosed or potential legal liabilities of the acquired business(es); and

•	the potential loss of key employees of the acquired business(es).

      WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS, WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO PERFORM RELIABLE PERIOD-TO-PERIOD COMPARISONS, AND CONTRIBUTE TO VOLATILITY IN THE MARKET PRICE FOR OUR COMMON STOCK, THUS POTENTIALLY REDUCING INVESTMENT IN OUR STOCK. Our quarterly revenues, gross profits, and results of operations may fluctuate in the future. In addition, we believe that an important measure of our business is the annualized contract value at the end of each period, which also may fluctuate. Causes of such fluctuations have included and may include, among other factors, as follows:

•	changes in demand for our products and services;

•	the size, value and timing of both new and renewal subscriptions with our corporate customers;

•	the cost and renewal status of contracts with our content providers;

•	competition (particularly price, product and service competition);

•	increases in selling and marketing expenses, as well as other operating expenses;

•	technical difficulties or system downtime affecting our products or the Web generally;

•	overall performance of our products, services, and technology;

•	our ability to develop, market, and introduce new and enhanced versions of our products on a timely basis;

•	economic conditions specific to the Web, as well as general economic and political conditions; and

•	consolidation of our customers.

      Further, a substantial portion of our expenses, including most product and platform development and selling and marketing expenses, must be incurred in advance of revenue generation. If we are unable to expand our sales and marketing efforts and our projected revenues do not meet our expectations, then we are likely to experience an even larger shortfall in our operating profit (loss) relative to our expectations. Moreover, although we are not presently a party to a lawsuit, any potential claims, even if not meritorious, against us may result in the expenditure of significant financial and managerial resources on our part, which may contribute to a decrease in investment of our stock and may materially impact our results of operations by potentially subjecting us to significant liabilities and by diverting management’s attention and resources.

      WE MAY BE SUBJECT TO POTENTIAL LITIGATION BY ANY THIRD PARTY CONCERNING THE INFRINGEMENT OF ANY PROPRIETARY RIGHT, AND SUCH LITIGATION MAY BE COSTLY AND TIME CONSUMING. IN ADDITION, WE MAY HAVE TO INCUR LEGAL EXPENSES TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. There has been substantial litigation in the information services industry involving intellectual property rights. Although we believe that we have not infringed, and are not infringing, the intellectual property of others through our Business Browser product line, AppLink application programming interface toolkit, and CD Rom product, if such claims were to be asserted, with or without merit, they may have a material adverse effect on our business, results of operations, and financial condition. In addition, to the extent that we license from third parties informational content that is included in our Business Browser product line, our potential exposure to copyright infringement actions may increase because we must rely upon warranties and representations by such information providers as to the origin and ownership of content that we are subsequently licensing to users of our Business Browser products; such warranties and representations that may be inaccurate or inadequate. In addition, although we generally obtain indemnification provisions in our agreements with information providers, indemnification may not be adequate compensation for breach of such warranties and representations. In the event of a successful claim against us, we may be required to pay significant monetary damages if we are held to have willfully infringed a patent, copyright, trade secret, or other proprietary right; discontinue use or sale of the infringing products or information; expend significant resources to develop non-infringing technology; and/or enter into royalty and licensing agreements that may not be offered on acceptable terms. If a successful claim is filed against us and we fail to commercially develop or license a substitute technology, our business may be materially harmed.

      In the future, litigation may be necessary to defend, enforce, and/or protect our own intellectual property, including our copyrights, patents, trademarks, and other proprietary information. The protective steps we have taken and continue to take may be inadequate to deter misappropriations of our intellectual property rights, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.

      Any litigation involving intellectual property rights may be costly and time consuming, and divert management’s attention, either of which may have a material adverse effect on our business, results of operations, and financial condition. Adverse determinations in this litigation may result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from additional third parties, cause our customers to prematurely cancel their subscriptions to our products, and prevent us from selling our products; any one of these results may have a material adverse effect on our business, results of operations, and financial condition. Additionally, our general liability insurance may not cover any of these claims or may not be adequate to protect us against all liability that may be imposed. Further, effective protection of intellectual property rights is limited or unavailable in certain foreign countries, thus making the possibility of misappropriation of our intellectual property more likely. Policing unauthorized use of our products is difficult, expensive, and time consuming, and the unique technology of the Internet may provide new methods for illegal copying and distribution. Accordingly, we cannot be certain that we may be able to protect our intellectual property rights against unauthorized third party copying, distribution, or use. This may materially and adversely affect our competitive position.

      IF WE LOSE KEY PERSONNEL AND ARE UNABLE TO ATTRACT ADDITIONAL AND RETAIN EXISTING KEY PERSONNEL, IT MAY CAUSE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS. We expect that our future success will depend, in substantial part, on the continued services of our senior management, including Daniel J. Schimmel, our President and Chief Executive Officer; William G. Schumacher, our Senior Vice President, Content Development; Philip J. Garlick, our Senior Vice President, Global Sales; Roy D. Landon, our Senior Vice President and Chief Financial Officer; Michael Buzzell, our Senior Vice President, Engineering; and Mary F. McCabe, our Senior Vice President, Product Development. None of our senior management has entered into employment agreements with us, and we do not maintain key-person life insurance on any of our employees. The loss of the services of one or a group of our key personnel may have a material, adverse effect on development of new products and services, our ability to manage the business, and our financial condition. In addition, we expect that our future success will depend on our continuing ability to attract, retain, and motivate highly qualified technical, customer support, sales, financial, accounting, and managerial personnel. Competition for such key personnel is intense, and we cannot assure that we will be able to retain such personnel or that we will be able to attract, assimilate, or retain other highly qualified personnel in the future. Moreover, competition for highly qualified key personnel may lead to increased recruitment and retention costs, thus potentially hindering our financial condition.

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

      IF WE ARE UNABLE TO MAINTAIN OUR REPUTATION AND EXPAND OUR NAME RECOGNITION, WE MAY HAVE DIFFICULTY ATTRACTING NEW BUSINESS AND RETAINING OUR CURRENT CUSTOMER BASE AND EMPLOYEES, AND OUR BUSINESS MAY SUFFER. Establishing and maintaining a solid reputation and name recognition are critical for attracting and retaining customers as well as employees. The importance of reputation and name recognition is increasing and will continue to increase due to the growing number and quality of providers of Web-based business and financial information. If our reputation is damaged or if potential customers and employees are not familiar with our services, we may not be able to attract new, or retain existing, customers and employees. The promotion and enhancement of our name will depend largely on our success in continuing to provide valuable services and to successfully market our services. If customers do not perceive our services to be effective or high quality, our brand name, reputation, and business may suffer.

      IF THE INTERNET BECOMES SUBJECT TO INCREASED LEGISLATION AND GOVERNMENT REGULATION, USE OF THE INTERNET AS A MEDIUM TO RECEIVE SUBSCRIPTION-BASED INFORMATION SERVICES MAY DECLINE, AND WE MAY BE SUBJECT TO LITIGATION, EITHER OF WHICH MAY HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION. The laws governing the Internet continue to be unsettled, even in areas where there has been legislative action. Legislation may dampen the growth in the use of the Internet generally and decrease the acceptance of the Internet as a medium to receive subscription-based information services. In addition, due to the global nature of the Internet, it is possible that, although our corporate headquarters are located in the Commonwealth of Massachusetts and pre-production and development relating to our services occurs primarily in the Commonwealth of Massachusetts, other states, the United States, or foreign countries may attempt to regulate our services or levy sales or other applicable taxes on our Web-based products. We cannot guarantee that violations of federal, state, local or other laws will not be alleged by governmental entities, that we may not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future. Any of these developments may have a material and adverse effect on our business, financial condition, and results of operations.

      Any one or more of these factors may affect our business, financial condition, and results of operations, and this makes the prediction of results of operations on a quarterly basis unreliable. As a result, we believe that period-to-period comparisons of our historical results of operations and annualized contract values are not necessarily meaningful and should not be relied upon as an indication for future performance. Also, due to these and other factors, it is possible that our quarterly results of operations (including the annualized contract value) may be below expectations. If this happens, the price of our common stock would likely decrease.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. However, our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the years ended December 31, 2001, 2000, and 1999. We do not engage in hedging activities.

      OneSource also owns money market funds that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve OneSource’s capital until it is required to fund operations, including OneSource’s sales and marketing and product development activities. None of these market-risk sensitive instruments are held for trading purposes. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. OneSource does not enter into derivatives or any other financial instruments for trading or speculative purposes. We have no long-term debt obligations. As of December 31, 2001, OneSource had $18.2 million in cash and cash equivalents.

Item 8. Financial Statements and Supplementary Data

      OneSource’s Consolidated Financial Statements and Schedule and the Reports of Independent Accountants, are set as indexed in Item 14 on page 29.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated by reference to the section entitled “Occupations of Directors and Executive Officers” of OneSource’s Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

Item 11. Executive Compensation

      The information required by this Item is incorporated by reference to the section entitled “Executive Compensation” of OneSource’s Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the section entitled “Securities Ownership of Certain Beneficial Owners and Management” of OneSource’s Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

Item 13. Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” of OneSource’s Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this report:

      The following Consolidated Financial Statements and Schedules and the Reports of the Independent Accountants are filed herein:

      (1)    Financial Statements:

(2)	Financial Statement Schedules:

Report of Independent Accountants on Financial Statement Schedule	S-1
Schedule II — Valuation and Qualifying Accounts	S-2

      All other financial statement schedules are omitted because they are not required, are inapplicable or the information has been included elsewhere in the financial statements or notes thereto.

      (b) Reports on Form 8-K

      OneSource did not file any reports on Form 8-K during the quarter ended December 31, 2001.

      OneSource hereby files as part of this Annual Report on Form 10-K the exhibits listed below. Exhibits that are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the Securities and Exchange Commission in Washington, D.C.; New York, New York; and Chicago, Illinois. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference rooms. Securities and Exchange Commission filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at HTTP:// WWW.SEC.GOV.

Exhibit
No.	Description

2.01	Agreement and Plan of Merger dated September 8, 1999 by and between the Registrant and Corporate Technology Information Services, Inc. (filed as Exhibit 2.1 to Form 8-K dated September 8, 1999, No. 000-25849 and incorporated herein by reference).

2.02	Escrow Agreement dated September 8, 1999 by and among the Registrant, Corporate Technology Information Services, Inc., Andrew Campbell and Citizens Bank of Massachusetts (filed as Exhibit 2.2 to Form 8-K dated September 8, 1999, No. 000-25849 and incorporated herein by reference).

3.01	Second Amended and Restated Certificate of Incorporation of the Registrant, as amended on May 24, 2001.

3.02	Second Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.04 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.01*	1993 Stock Purchase and Option Plan (filed as Exhibit 10.01 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.02*	1999 Stock Option and Incentive Plan, as amended on May 24, 2001 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q on August 10, 2001 and incorporated herein by reference).

10.03*	1999 Employee Stock Purchase Plan, as amended on May 24, 2001 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q on August 10, 2001 and incorporated herein by reference).

10.04	Registration Agreement dated September 8, 1993 (filed as Exhibit 10.04 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.05	Lease dated January 20, 1999 by and between the Registrant and 300 Baker Avenue Associates, Limited Partnership (filed as Exhibit 10.12 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.06	Agreement and Plan of Merger dated February 26, 1999 by and between the Registrant and OneSource Holding Corporation (filed as Exhibit 10.13 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.08	Form of Management Stock Purchase Agreement (filed as Exhibit 10.09 the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.09	Stock Purchase Agreement dated August 3, 1993, by and among Lotus Development Corporation, Datext, Inc. and Datext Holding Corporation (filed as Exhibit 10.10 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.10	Form of Fee Termination Agreement (filed as Exhibit 10.16 to the Registration Statement on Form S-1, No. 333-73263 and incorporate herein by reference).

10.11	Stock Redemption Agreement dated April 21, 1999 (filed as Exhibit 10.17 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.12*	2001 Non-Employee Director Stock Option Plan dated May 24, 2001 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q on August 10, 2001 and incorporated herein by reference).

21.01	Subsidiaries of the Registrant (filed as Exhibit 21.01 to the Annual Report on Form 10-K on March 28, 2001 and incorporated herein by reference).

23.02	Consent of PricewaterhouseCoopers LLP

24.01	Power of Attorney (included in signature page)

*	Indicates a management contract or compensatory plan, contract, or arrangement required to be filed as an exhibit pursuant to Item 14(c).

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONESOURCE INFORMATION SERVICES, INC.

By:	/s/ DANIEL J. SCHIMMEL

President and Chief Executive Officer

Date: March 27, 2002

POWER OF ATTORNEY AND SIGNATURES

      The undersigned officers and directors of OneSource Information Services, Inc. hereby severally constitute and appoint Daniel J. Schimmel and Roy D. Landon, and each of them singly, with full power of substitution, our true and lawful attorneys-in-fact and agents to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable OneSource Information Services, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K.

Signature	Title(s)	Date

/s/ DANIEL J. SCHIMMEL Daniel J. Schimmel	President and Chief Executive Officer (principal executive officer)	March 27, 2002

/s/ ROY D. LANDON Roy D. Landon	Senior Vice President and Chief Financial Officer (principal financial officer)	March 27, 2002

/s/ MARTIN KAHN Martin Kahn	Chairman of the Board of Directors	March 27, 2002

/s/ CARL P. FISHER Carl P. Fisher	Director	March 27, 2002

/s/ HENRY ANCONA Henry Ancona	Director	March 27, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
OneSource Information Services, Inc.:

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of OneSource Information Services, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of OneSource’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 1, 2002

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$18,162	$17,338
Accounts receivable, net of allowance for doubtful accounts of $770 and $672 at December 31, 2001 and 2000, respectively	16,925	19,373
Deferred subscription costs	4,475	7,281
Prepaid expenses and other current assets	380	314

Total current assets	39,942	44,306
Property and equipment, net	4,353	5,118
Goodwill and other intangible assets, net	6,623	8,103
Restricted time deposit	603	603
Long-term deferred subscription costs	1,026	—
Other assets, net	996	702

Total assets	$53,543	$58,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$—	$33
Accounts payable	1,734	1,859
Accrued compensation and benefits	2,171	3,367
Accrued expenses	2,655	2,497
Accrued royalties	3,839	5,494
Deferred revenues	27,144	29,229

Total current liabilities	37,543	42,479

Commitments (Note 15)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value:
1,000,000 shares authorized; no shares issued and outstanding at December 31, 2001 and 2000	—	—
Common stock, $0.01 par value:
35,000,000 shares authorized; 13,021,464 shares issued and 12,060,864 shares outstanding at December 31, 2001; 12,158,467 shares issued and outstanding at December 31, 2000	130	122
Additional paid-in capital	33,154	30,309
Unearned compensation	(77)	(174)
Accumulated deficit	(9,377)	(14,033)
Accumulated other comprehensive income	267	129
Treasury stock, at cost	(8,097)	—

Total stockholders’ equity	16,000	16,353

Total liabilities and stockholders’ equity	$53,543	$58,832

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,

	2001	2000	1999

Revenues:
Web-based product	$56,318	$47,275	$31,822
CD Rom product and other	2,699	4,614	3,726

	59,017	51,889	35,548

Cost of revenues:
Web-based product	16,431	15,536	13,143
CD Rom product and other	2,065	2,373	1,666

	18,496	17,909	14,809

Gross profit	40,521	33,980	20,739

Operating expenses:
Selling and marketing	18,447	20,519	13,254
Platform and product development	8,360	8,842	7,996
General and administrative	5,889	5,079	5,474
Restructuring	660	—	—
Amortization of goodwill and other intangible assets	1,480	1,503	376

Total operating expenses	34,836	35,943	27,100

Income (loss) from operations	5,685	(1,963)	(6,361)
Interest expense	(50)	(91)	(663)
Interest income	903	978	710
Other income	—	2,000	2,000

Income (loss) before provision for income taxes	6,538	924	(4,314)
Provision for income taxes	1,882	66	133

Net income (loss)	$4,656	$858	$(4,447)

Basic earnings (loss) per share	$0.37	$0.07	$(0.50)
Diluted earnings (loss) per share	$0.34	$0.06	$(0.50)
Weighted average common shares outstanding:
Basic	12,424	11,509	8,822
Diluted	13,519	13,509	8,822

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

								Accumulated
	Class P							Other			Total
	Common Stock		Common Stock		Additional			Comprehensive	Treasury Stock		Stockholders’	Comprehensive
					Paid-in	Unearned	Accumulated	Income			Equity	Income
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Shares	Amount	(Deficit)	(Loss)

Balance, December 31, 1998	717,119	$3,524	6,775,313	$68	$724	$(39)	$(10,444)	$(138)	109,890	$(6)	$(6,311)
Comprehensive loss:
Net loss							(4,447)				(4,447)	$(4,447)
Foreign currency translation adjustment								55			55	55

Comprehensive loss											—	(4,392)

Conversion of Class P common stock and the preference amount to common stock	(717,119)	(3,524)	999,328	10	3,514						—
Repurchase and retirement of common stock			(282,209)	(3)	(3,384)						(3,387)
Retirement of treasury stock			(109,890)	(1)	(5)				(109,890)	6	—
Issuance of common stock pursuant to initial public offering, net of offering costs			2,500,000	25	26,890						26,915
Unearned compensation relating to grants of stock options					346	(346)					—
Amortization of unearned compensation relating to grants of stock options						114					114
Issuance of common stock pursuant to exercise of options			415,538	4	415						419
Issuance of common stock pursuant to exercise of warrants			83,029	1	4						5

Balance, December 31, 1999	—	—	10,381,109	104	28,504	(271)	(14,891)	(83)	—	—	13,363
Comprehensive income:
Net income							858				858	858
Foreign currency translation adjustment								212			212	212

Comprehensive income												1,070

Amortization of unearned compensation relating to grants of stock options						97					97
Issuance of common stock pursuant to exercise of options			1,341,024	14	1,532						1,546
Issuance of common stock pursuant to the employee stock purchase plan			31,184	—	273						273
Issuance of common stock pursuant to exercise of warrants			405,150	4	—						4

Balance, December 31, 2000	—	—	12,158,467	122	30,309	(174)	(14,033)	129	—	—	16,353
Comprehensive income:
Net income							4,656				4,656	4,656
Foreign currency translation adjustment								138			138	138

Comprehensive income												$4,794

Amortization of unearned compensation relating to grants of stock options						97					97
Issuance of common stock pursuant to exercise of options			812,030	8	1,601						1,609
Issuance of common stock pursuant to the employee stock purchase plan			50,967	—	379						379
Repurchase of common stock									960,600	(8,097)	(8,097)
Tax benefits of disqualifying dispositions of stock options					865						865

Balance, December 31, 2001	—	$—	13,021,464	$130	$33,154	$(77)	$(9,377)	$267	960,600	$(8,097)	$16,000

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year ended December 31,

	2001	2000	1999

Increase (Decrease) in Cash and Cash Equivalents
Cash flows relating to operating activities:
Net income (loss)	$4,656	$858	$(4,447)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	3,067	2,521	1,661
Amortization of goodwill and other intangible assets	1,480	1,503	376
Amortization of unearned compensation relating to grants of stock options	97	97	114
Tax benefits of disqualifying dispositions of stock options	865	—	—
Amortization of debt discount	—	—	52
Loss on disposal of property and equipment	23	—	—
Changes in assets and liabilities, net of effects of acquisition of Corporate Technology Information Services, Inc.
Accounts receivable	2,413	(5,225)	(4,294)
Deferred subscription costs	2,807	(56)	(563)
Prepaid expenses and other assets	(65)	1	(266)
Long-term deferred subscription costs	(1,026)	—	—
Accounts payable	(95)	433	523
Accrued expenses	(1,247)	1,281	528
Accrued royalties	(1,655)	(266)	1,134
Deferred revenues	(1,890)	5,472	4,580

Net cash provided (used) by operating activities	9,430	6,619	(602)

Cash flows relating to investing activities:
Proceeds from (investment in) restricted time deposits	—	100	(603)
Purchases of property and equipment	(1,843)	(4,014)	(2,759)
Capitalization of software development costs	(759)	(530)	(225)
Acquisition of Corporate Technology, net of cash acquired	—	—	(7,560)

Net cash used by investing activities	(2,602)	(4,444)	(11,147)

Cash flows relating to financing activities:
Proceeds from issuance of common stock, net	1,988	1,823	27,339
Repurchase of Class P common stock	—	—	(3,387)
Repurchase of common stock	(8,097)	—	—
Repayment of long-term debt	—	—	(6,722)
Repayments of capital lease obligations	(33)	(201)	(549)

Net cash provided (used) by financing activities	(6,142)	1,622	16,681

Effect of exchange rate changes on cash and cash equivalents	138	(57)	1

Increase in cash and cash equivalents	824	3,740	4,933
Cash and cash equivalents, beginning of year	17,338	13,598	8,665

Cash and cash equivalents, end of year	$18,162	$17,338	$13,598

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$16	$810
Cash paid for taxes	333	73	162

      The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business

      OneSource and its wholly-owned subsidiaries provide Web-based business and financial information products to professionals in corporations and other enterprises and also distribute information on private technology companies. OneSource primarily sells its products through a direct sales force located throughout the United States and United Kingdom. OneSource manages its business as a single segment.

2.     Summary of Significant Accounting Policies

  Principles of Consolidation

      The consolidated financial statements include the accounts of OneSource Information Services, Inc. and its wholly-owned subsidiaries: Corporate Technology Information Services, Inc. and OneSource Information Services Limited (collectively, “OneSource”). All significant intercompany transactions and balances have been eliminated.

  Revenue Recognition

      OneSource’s products are sold on a subscription basis pursuant to customer contracts that span varying periods of time but are generally for a period of one year. OneSource initially records receivables and defers the related revenues when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period beginning when access to products is granted to the customer in accordance with customer agreements.

  Subscription Costs

      Subscription costs represent sales commission and royalty costs that are associated with securing a subscription and procuring information to be delivered over the subscription period, respectively. These costs are deferred and amortized ratably over the associated subscription period as a component of selling and marketing expense and cost of revenues, respectively. At December 31, 2001 and 2000, deferred subscription costs consisted of $1.3 million and $2.1 million, respectively, related to sales commissions and $4.2 million and $5.2 million, respectively, related to royalties.

  Cash and Cash Equivalents

      Cash equivalents consist of money market funds with original maturities of three months or less and are stated at cost which approximates fair market value. These funds are managed by a financial institution with a strong credit rating. Accordingly, the investments are subject to minimal credit and market risks. At December 31, 2001 and 2000, cash equivalents totaled $16.4 million and $15.3 million, respectively.

  Property and Equipment

      Property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three to five years, using the straight-line method. Equipment held under capital leases is stated at the fair value of the equipment at inception of the leases and is amortized on a straight-line basis over the term of the leases.

  Advertising Costs

      OneSource recognizes advertising expense as incurred. Advertising expense was $58,000, $87,000 and $42,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Goodwill and Other Intangible Assets

      Intangible assets consist primarily of goodwill, trademark, non-compete agreement, subscriber list and a database. Intangible assets are amortized using the straight-line method over periods of three to seven years, based on the estimated useful life. The carrying value of the intangible assets is reviewed on a quarterly basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date, no such impairment has occurred. OneSource determines whether an impairment has occurred based on

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gross expected future cash flows and measures the amount of the impairment based on the related future estimated discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. OneSource is currently assessing the impact of SFAS No. 142 on its financial position and results of operations.

  Platform and Product Development and Software Development Costs

      Platform and product development costs, other than certain software development costs, are charged to expense as incurred. Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” requires research and development costs associated with the application development stage to be capitalized for internal use software. At December 31, 2001 and 2000, capitalized software development costs pursuant to SOP 98-1, net of accumulated amortization, was $912,000 and $612,000, respectively. Capitalized software development costs are generally amortized over three years, using the straight-line method. For the years ended December 31, 2001, 2000 and 1999, amortization of capitalized software development costs amounted to $460,000, $224,000 and $229,000, respectively.

  Financial Instruments

      The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, restricted time deposits, accounts receivable, and capital lease obligations approximate their fair value due to the short-term maturities of these instruments.

  Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, and accounts receivables. In accordance with OneSource’s cash investment policy, the majority of its investments are made in investment grade securities and are managed by financial institutions with strong credit ratings. At December 31, 2001 and periodically throughout the year, OneSource has maintained cash balances in various operating accounts in excess of federally insured limits. OneSource limits the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which it invests.

      Concentration of credit risk with respect to accounts receivable is limited due to the large number of companies comprising OneSource’s client base. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. OneSource maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations. Management believes the risk with respect to accounts receivables is mitigated by the fact that the Company’s customer base is geographically widespread and is highly diversified. As of December 31, 2001 and 2000, OneSource’s single largest outstanding accounts receivable balance represented 6% and 5%, respectively, of its total outstanding accounts receivable. No single customer accounted for 3% or more of annual revenues for the years ended December 31, 2001, 2000 and 1999.

  Accounting for Stock-Based Compensation

      OneSource accounts for stock-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation-Interpretation of APB Opinion No. 25,” and related interpretations. Accordingly, compensation expense is recorded for options issued to employees in fixed amounts to the extent that the fixed exercise prices are less than the fair market value of OneSource’s common stock at the date of grant. OneSource follows the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (Note 9). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Earnings Per Share

      Earnings per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires the presentation of two amounts: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the year plus, when dilutive, the weighted average number of shares of potential common stock from the assumed exercise of stock options and warrants using the treasury stock method.

  Foreign Currency Translation

      Assets and liabilities of OneSource’s United Kingdom operations, where the local currency is the functional currency, are translated into US dollars at the exchange rate in effect as of the balance sheet date, while revenues and expenses are translated at average exchange rates during the period. The resultant translation adjustment is reflected as a separate component of stockholders’ equity. Transaction gains and losses, which are not material in amount, are reflected in the consolidated statement of operations.

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

  Recently Issued Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS No. 142 is effective for OneSource on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires OneSource to complete a transitional goodwill impairment test within six months from the date of adoption. OneSource is currently assessing, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations. OneSource’s amortization of goodwill was $1.0 million in the year ended December 31, 2001. Goodwill, net of accumulated amortization, was $5.0 million at December 31, 2001.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective January 1, 2003. SFAS No.143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. OneSource does not expect that the adoption of SFAS No.143 will have a significant impact on its financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. OneSource does not expect that the adoption of SFAS No. 144 will have a significant impact on its financial position and results of operations.

3.     Acquisition

      On October 1, 1999, OneSource acquired Corporate Technology Information Services, Inc., a Delaware corporation located in Woburn, Massachusetts (the “Acquisition”). Corporate Technology Information

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Services, Inc. is a provider of high technology company profiles with a focus on emerging private companies. Pursuant to the terms of an Agreement and Plan of Merger, the consideration paid by OneSource was $7.6 million in cash. A portion of the cash consideration was held in escrow and subsequently released in accordance with the Agreement and Plan of Merger and an Escrow Agreement. The Corporate Technology Information Services, Inc. acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated based upon an independent professional appraisal of the fair value of assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the tangible assets acquired of $1.0 million and liabilities assumed of $2.5 million totaled $9,982,000. This amount has been included in goodwill and other intangible assets (Note 4), which is being amortized using the straight-line method over applicable periods ranging from three to seven years; related amortization expense totaled $1,480,000, $1,503,000, and $376,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The operating results of Corporate Technology Information Services, Inc. have been included in the financial statements since the date of the Acquisition.

4.     Goodwill and Other Intangible Assets

      Goodwill and other intangible assets consist of the following:

	December 31,

	2001	2000

	(In thousands)
Goodwill	$7,301	$7,301
Non-compete agreement	400	400
Subscriber list	1,150	1,150
Database	986	986
Trademark	145	145

	9,982	9,982
Less: accumulated amortization	(3,359)	(1,879)

	$6,623	$8,103

      In accordance with SFAS No. 142, OneSource will cease amortization of goodwill as of January 1, 2002.

5.     Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2001	2000

	(In thousands)
Office and computer equipment	$9,144	$8,824
Furniture and fixtures	532	527

	9,676	9,351
Less: accumulated depreciation and amortization	(5,323)	(4,233)

	$4,353	$5,118

      At December 31, 2001, there was no equipment under capital lease. At December 31, 2000, office and computer equipment under capital leases totaled $623,000, with related accumulated amortization of $602,000. During 2001 and 2000, OneSource retired $1,523,000 and $991,000, respectively, of fully depreciated property and equipment.

      Total depreciation expense for the years ended December 31, 2001, 2000, and 1999 was $2.6 million, $2.3 million, and $1.4 million, respectively.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Long-Term Debt

      In connection with the acquisition of the business in 1993, OneSource entered into a subordinated note agreement with the seller with a face amount of $5.0 million (the “Note”). The Note accrued interest at 8% per annum, payable annually commencing March 31, 1995 and was discounted to reflect the market rate of 12% at the time of issuance. The initial discount totaling $938,000 was being amortized to interest expense over the life of the Note using the effective interest method. Interest payments were added to the unpaid principal of the Note annually if OneSource’s cash flow, as defined in the Note agreement, was less than a specified amount.

      Upon the completion of its initial public offering and in accordance with the Note agreement, OneSource repaid the Note in May 1999 for $6.8 million of principal and interest. In conjunction with the repayment, OneSource recognized $272,000 of interest expense, which represented the remaining unamortized discount on the Note.

7.     Earnings Per Share

      Below is a summary of the shares used in computing basic and diluted earnings (loss) per share for the years indicated.

	Year ended December 31,

	2001	2000	1999

	(In thousands)
Weighted-average shares outstanding used for basic earnings (loss) per share	12,424	11,509	8,822
Incremental shares from dilutive stock options	1,095	2,000	—

Weighted-average shares outstanding used for diluted earnings (loss) per share	13,519	13,509	8,822

      For the years ended December 31, 2001 and 2000, stock options to purchase 1,026,931 and 2,909,101 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of common stock during the year and inclusion would be antidilutive. At December 31, 1999, total potential common stock consists of stock options to purchase 3,675,794 shares of common stock with a weighted-average exercise price of $2.72 per share and 407,000 common stock warrants exercisable at $0.06 per share (Note 8).

8.     Stockholders’ Equity

  Authorized Shares

      The authorized capital stock of OneSource consists of 35,000,000 shares of common stock, $0.01 par value, and 1,000,000 shares of undesignated preferred stock, $0.01 par value.

  Voting Rights

      All holders of common stock are entitled to one vote per share on all matters to be voted upon by OneSource’s stockholders.

  Warrants

      In connection with the Note agreement (Note 6), OneSource issued a warrant exercisable at $0.06 per share for 407,000 shares of OneSource’s common stock. This warrant was fully exercised in January 2000.

  Public Offering

      In May 1999, OneSource completed an initial public offering of 3,636,000 shares of its common stock, of which 2,500,000 shares were issued and sold by OneSource, for net proceeds of $27.0 million. As a result, all

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding shares of Class P common stock were automatically converted into 717,119 shares of OneSource’s common stock.

      In conjunction with the initial public offering, OneSource converted the accumulated “preference amount” on Class P common stock of $3,387,000 into 282,209 shares of common stock based on the public offering price of $12.00 per share. Subsequently, OneSource repurchased and retired the equivalent number of common stock shares issued for the preference amount at $12.00 per share.

  Treasury Stock

      In April 2001, OneSource announced a stock buyback program to repurchase up to 1,000,000 shares of OneSource’s common stock over the following twelve months. As of December 31, 2001, OneSource had repurchased 960,600 shares of its common stock at an average price of $8.43 per share. In January 2002, OneSource completed the repurchase of 39,400 additional shares of its common stock at an average price of $8.48 per share, thus completing the initial authorized buyback program.

      In January 2002, OneSource announced a second stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months.

  Reserved Shares

      At December 31, 2001, OneSource had reserved 4,282,468 shares of common stock for issuance upon exercise of common stock options.

9.     Stock Plans

      The 1993 Stock Purchase and Option Plan (the “1993 Plan”) provides for the grant of incentive stock options and non-qualified stock options for the purchase of up to an aggregate of 4,273,500 shares of OneSource’s common stock by employees, directors, consultants, and advisors of OneSource. The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the vesting schedule of each option. The exercise price for incentive stock options granted may not be less than the fair value per share of the underlying common stock on the date granted as determined by the Board of Directors (not less than 110% of the fair value for options granted to holders of more than 10% of the voting stock of OneSource). Additionally, the term of the options cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of OneSource). The options generally vest over a four-year period. No shares of common stock remain available for grant under the 1993 Plan.

      In February 1999, the Board of Directors of OneSource approved the 1999 Stock Option and Incentive Plan (the “1999 Plan”) to be effective upon OneSource’s initial public offering. The 1999 Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, OneSource. The 1999 Plan is administered by the Board of Directors of OneSource and the Compensation Committee. Subject to the provisions of the 1999 Plan, each of the Board of Directors and the Compensation Committee has the authority to select the persons to whom awards are granted and to determine the terms of each award, including the number of shares of common stock subject to the award. All stock options granted pursuant to the 1999 Plan were granted at fair market value and generally vest over a four year period at a rate of 25% per year starting on the first anniversary of the vesting start date. A total of 2,800,000 shares of common stock are authorized for issuance upon the exercise of options or other awards granted under the 1999 Plan.

      In February 1999, the Board of Directors of OneSource approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), to be effective upon OneSource’s initial public offering. The Purchase Plan is administered by the Board of Directors of OneSource or a committee which the Board may designate. The Purchase Plan is intended to provide an incentive to, and to encourage stock ownership by, all eligible employees of OneSource and its participating subsidiaries so that these employees may share in the growth of OneSource by acquiring or increasing their proprietary interest in OneSource. Under the Purchase Plan, payroll deductions are used to purchase OneSource’s common stock for eligible participating employees through the exercise of stock options. An employee electing to participate in the Purchase Plan must authorize

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an amount (a whole percentage not less than 1% nor more than 10% of the employee’s cash compensation, including base pay or salary and any overtime, bonuses or commissions) to be deducted by OneSource from the employee’s pay and applied toward the purchase of common stock under the Purchase Plan. The Purchase Plan provides for the issuance of a maximum of 200,000 shares of common stock.

      In March 2001, the Board of Directors of OneSource approved the 2001 Non-employee Director Stock Option Plan (the “Director Plan”). The Director Plan was ratified by the stockholders in May 2001. The purpose of the Director Plan is to promote the interests of OneSource by providing an inducement to obtain and retain the services of qualified persons who are not employees or officers of OneSource (“Non-Employee Directors”) to serve as members of its Board of Directors. The Director Plan is administered by the Compensation Committee of the Board of Directors of OneSource. Options may be granted to Non-Employee Directors and will generally vest annually at the rate of 25% per year from the date of grant and become immediately exercisable in full upon a change in control of OneSource. The exercise price per share for all options granted under the Director Plan will be equal to the fair market value per share of the common stock on the date of grant. The Director Plan provides for the issuance of a maximum of 300,000 shares of common stock.

      Transactions under the 1993 Plan, 1999 Plan and Director Plan during the years ended December 31, 1999, 2000, and 2001 are summarized as follows:

		Weighted-
	Number of	average
	shares	exercise price

Outstanding — December 31, 1998	3,547,916	$1.43
Granted	641,613	9.19
Exercised	(415,538)	0.99
Forfeited	(98,197)	5.44

Outstanding — December 31, 1999	3,675,794	2.72
Granted	790,915	8.41
Exercised	(1,341,024)	0.74
Forfeited	(241,212)	8.58

Outstanding — December 31, 2000	2,884,473	4.53
Granted	1,143,844	7.91
Exercised	(812,030)	1.98
Forfeited	(227,417)	7.60

Outstanding — December 31, 2001	2,988,870	6.25

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

	Outstanding			Exercisable

			Weighted-
		Weighted-	average		Weighted-
		average	remaining		average
	Number of	exercise	contractual	Number of	exercise
Range of exercise price	shares	price	life in years	shares	price

$0.12 to 2.19	1,011,120	$1.85	2.7	996,108	$1.84
6.15 to 8.63	1,552,504	8.02	8.9	129,658	8.29
9.75 to 12.13	425,246	10.28	7.7	206,713	10.27

	2,988,870	6.25	6.6	1,332,479	3.77

      As of December 31, 2000 and 1999, 1,932,640 and 2,732,998 options were exercisable, respectively, under the 1993 and 1999 Plans. As of December 31, 2001, there were 1,293,598 shares of common stock available for grant under the 1999 and Director Plan.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Fair Value

      Compensation expense has been recognized for OneSource’s stock option plans under APB Opinion No. 25. Had compensation cost been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, OneSource’s net income (loss) and earnings (loss) per share on a pro forma basis would be as follows:

	Year ended December 31,

	2001	2000	1999

Net income (loss) (in thousands):
As reported	$4,656	$858	$(4,447)
Pro forma	2,974	(214)	(4,779)
Basic earnings per share:
As reported	0.37	0.07	(0.50)
Pro forma	0.24	(0.02)	(0.54)
Diluted earnings per share:
As reported	0.34	0.06	(0.50)
Pro forma	0.22	(0.02)	(0.54)

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

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,

Assumptions:	2001	2000	1999

Expected option term (years)	5.0	5.0	5.0
Risk-free interest rate(%)	4.86	6.45	5.60
Expected volatility(%)	59.00	50.00	18.78
Dividend yield(%)	—	—	—
Fair value:
Weighted-average fair value of options granted	$4.36	$4.32	$3.81

      The fair value of shares issued under the Purchase Plan is estimated on the date of issue using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,

Assumptions:	2001	2000	1999

Expected term (years)	0.54	0.57	—
Risk-free interest rate(%)	5.05	5.41	—
Expected volatility(%)	59.00	50.00	—
Dividend yield(%)	—	—	—
Fair value:
Weighted-average fair value of common stock purchased under the Purchase Plan	$2.90	$3.02	$—

  Compensation Expense

      During 1998, 203,093 stock options were granted with an exercise price of $2.19 per share and 1,832 stock options were granted with an exercise price of $1.37 per share; these exercise prices were below the estimated fair market value of the common stock at the date of grant. Unearned compensation of $45,000 was recorded, in accordance with APB Opinion No. 25, and will be amortized over the related vesting period. During 1999, 40,700 stock options were granted with an exercise price of $2.19 per share and 30,525 stock options were granted with an exercise price of $5.90 per share; these exercise prices were below the estimated fair market value of the common stock at the date of grant. Unearned compensation of $438,000, less $92,000

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequently forfeited by a terminated employee, was recorded in accordance with APB No. 25 and will be amortized over the related vesting period of four years. Related compensation expense of $97,000, $97,000, and $114,000 was recorded during the years ended December 31, 2001, 2000, and 1999, respectively.

      Options issued during 2001 and 2000 were granted at the fair market value of the common stock at the grant date.

10.     Restructuring

      In July and November 2001, OneSource initiated cost reduction programs that included in total an 11% reduction in its overall workforce and the consolidation of certain functions. OneSource recorded restructuring charges of $374,000 and $286,000 associated with the workforce reduction and consolidation in the third and fourth quarters of 2001, respectively. As of December 31, 2001, $136,000 remained unpaid and will be paid out by mid-2002.

11.     Income Taxes

      Components of the income (loss) before income taxes and of the current and deferred provision for income taxes are as follows:

	Year ended December 31,

	2001	2000	1999

	(in thousands)
Income (loss) before income taxes:
Domestic	$4,682	$2,788	$(3,832)
Foreign	1,856	(1,864)	(482)

	$6,538	$924	$(4,314)

Current provision for income taxes:
Federal	$401	$—	$—
State	427	66	133
Foreign	130	—	—

	958	66	133

Deferred provision for income taxes:
Federal	563	—	—
State	116	—	—
Foreign	245	—	—

	924	—	—

Total provision for income taxes	$1,882	$66	$133

      OneSource had no deferred provision for income taxes in each of the years ended December 31, 2000 or 1999 due to the offsetting effects of the valuation allowance on its net deferred tax assets. Provision has not been made for the United States or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested. Such taxes, if any, are not expected to be significant.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income taxes computed using the federal statutory income tax rate differ from OneSource’s effective tax rate primarily due to the following:

	Year ended December 31,

	2001	2000	1999

	(in thousands)
Income tax expense (benefit) at US federal statutory tax rate	$2,223	$314	$(1,467)
State income taxes, net of federal tax effect	398	44	(156)
Permanent items	362	389	128
Other	127	12	36
Change in deferred tax asset valuation allowance	(1,228)	(693)	1,592

Provision for income taxes	$1,882	$66	$133

      Components of OneSource’s deferred tax assets and liabilities are as follows:

	December 31,

	2001	2000

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$3,828	$5,725
Depreciation	972	754
Accrued expenses	325	513
Other	145	308

Gross deferred tax asset	5,270	7,300
Less: valuation allowance	(3,530)	(5,023)

Total deferred tax assets	1,740	2,277

Deferred tax liabilities:
Prepaid expenses	550	866
Other intangible assets	674	863
Capitalized software development costs	377	129
Tax operating leases	384	347
Amortization of debt discount	—	72

Total deferred tax liabilities	1,985	2,277

Net deferred tax liabilities	$(245)	$—

      Realization of OneSource’s net deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, OneSource has provided a valuation allowance for the full amount of its net deferred tax assets.

      As of December 31, 2001, OneSource has combined federal and state net operating loss carryforwards of approximately $10.0 million that begin to expire in 2019 and 2004, respectively. Under the provisions of the Internal Revenue Code, if certain substantial changes in OneSource’s ownership should occur, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income and income tax liability may be limited. The amount of any annual limitation is determined based upon OneSource’s value prior to an ownership change.

      A portion of the net operating loss carryforwards totaling approximately $7.4 million relates to deductions for the exercise of non-qualified stock options and will be credited to additional paid-in capital upon realization. Approximately $533,000 of the valuation allowance relates to deferred tax assets acquired from Corporate Technology Information Services, Inc., which when realized will be applied against goodwill.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Sale of Product Lines

      In May 1998, OneSource sold its CD-Insurance division for $11.0 million in cash and entered a software license agreement for $4.0 million to be received in equal quarterly installments for two years commencing January 1, 1999 and ending on December 31, 2000. In connection with the sale, OneSource also entered into a non-compete agreement for five years. Payments pertaining to the software license agreement were recognized in other income as support services were performed and payments were made in accordance with the agreement. OneSource recorded $2.0 million of other income related to the software license agreement for both years ended December 31, 2000 and 1999.

13.     Employee Benefit Plans

      On the first day of the month following the date of hire, OneSource employees are eligible to participate in a tax deferred savings plan (the “Savings Plan”) under Section 401(k) of the Internal Revenue Code. OneSource matches 50% (25% for the years 2000 and prior) of the first 6% contributed by the employee, and the employee becomes fully vested in OneSource’s matching contribution after three years of service. OneSource’s contributions to the Savings Plan totaled $294,000, $139,000, and $133,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

14.     Related Party Transactions

      At December 31, 2001 and 2000, OneSource had trade accounts receivable of $525,000 and $526,000, respectively, due from one stockholder. OneSource recognized revenues of $766,000, $563,000, and $558,000 in the years ended December 31, 2001, 2000, and 1999, respectively, from two stockholders.

      Management fees paid to a stockholder and an affiliate of another stockholder for the year ended December 31, 1999 were $68,000, and are included in general and administrative expenses.

      In addition, OneSource paid a termination fee of $500,000 to both a stockholder and an affiliate of another stockholder in conjunction with the initial public offering in 1999.

15.     Commitments

  Leases

      OneSource leases facilities and certain equipment under various noncancellable operating lease agreements. Total rent expense under such leases was $1.5 million, $1.5 million, and $1.6 million for the years ended December 31, 2001, 2000, and 1999, respectively. Future minimum lease commitments under all noncancellable operating leases at December 31, 2001 are as follows:

Operating
Leases

(in thousands)
2002	$1,096
2003	952
2004	622
2005	202
2006	155

Total minimum lease payments	$3,027

  Royalties

      OneSource enters into royalty contracts with content providers, which are generally for a term of at least one year and renew for the same period if not cancelled or terminated with advance notice. Under these arrangements, royalties are generally paid on a quarterly basis to content providers. Royalty expense for the

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2001, 2000, and 1999 was $11.8 million, $11.5 million, and $11.3 million, respectively. Future minimum royalty payment obligations at December 31, 2001 are as follows:

Royalty
Minimums

(in thousands)
2002	$5,362
2003	2,216
2004	55

Total minimum royalty payments	$7,633

  Restricted Time Deposits

      In connection with several facility leases, OneSource is required to maintain, on behalf of the landlord, irrevocable letters of credit with a bank in the total amount of $603,000 over the term of the leases. In addition, OneSource is required to maintain certificates of deposit in equal amounts as security for the letters of credit, over the term of the leases.

16.     Geographic Information

      Revenues were distributed geographically as follows:

	Year ended December 31,

	2001	2000	1999

	(in thousands)
United States	$44,086	$41,080	$27,543
United Kingdom	14,931	10,809	8,005

	$59,017	$51,889	$35,548

      Substantially all of OneSource’s identifiable assets are located in the United States.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of OneSource Information Services, Inc.:

      Our audits of the consolidated financial statements referred to in our report dated February 1, 2002 listed in the index appearing under Item 14(a)(1) on page 29 also included an audit of the financial statement schedule listed in Item 14(a)(2) on page 29 of this Annual Report on Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 1, 2002

S-1

ONESOURCE INFORMATION SERVICES, INC.

(In thousands)

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning of	Charged to		End of
Description	Period	Operations	Deductions(1)	Period

Year ended December 31, 1999
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$300	$96	$48	$348
Deferred tax asset valuation allowance	$1,768	$2,090	$—	$3,858
Year ended December 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$348	$339	$15	$672
Deferred tax asset valuation allowance	$3,858	$1,165	$—	$5,023
Year ended December 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$672	$238	$140	$770
Deferred tax asset valuation allowance	$5,023	$—	$1,493	$3,530

(1)	Doubtful accounts written off, net of recoveries.

S-2