Form 10-Q
period 2002-03-31
ONESOURCE INFORMATION SERVICES INC
filed 2002-05-14
CIK 1079880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition period from to

Commission File Number 0-25849

OneSource Information Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3204522

(State or other jurisdiction incorporation or organization)	(IRS Employer Identification No.)

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

     Yes   X                        No

     The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of May 6, 2002 was 11,944,284.

OneSource Information Services, Inc.

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$20,481	$18,162
Accounts receivable, net of allowance for doubtful accounts of $691 and $770 at March 31, 2002 and December 31, 2001, respectively	10,393	16,925
Deferred subscription costs	3,405	4,475
Prepaid expenses and other current assets	357	380

Total current assets	34,636	39,942
Property and equipment, net	4,139	4,353
Goodwill	4,856	4,978
Other intangible assets, net	1,529	1,645
Restricted time deposit	603	603
Long-term deferred subscription costs	1,590	1,026
Other assets, net	995	996

Total assets	$48,348	$53,543

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,270	$1,734
Accrued compensation and benefits	1,274	2,171
Accrued expenses	2,421	2,655
Accrued royalties	2,857	3,839
Deferred revenues	24,147	27,144

Total current liabilities	31,969	37,543

Stockholders’ equity:
Preferred stock, $0.01 par value:
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value:
35,000,000 shares authorized; 13,159,634 shares issued and 11,985,834 shares outstanding at March 31, 2002; 13,021,464 shares issued and 12,060,864 shares outstanding at December 31, 2001	132	130
Additional paid-in capital	33,986	33,154
Unearned compensation	(53)	(77)
Accumulated deficit	(8,195)	(9,377)
Accumulated other comprehensive income	274	267
Treasury stock, at cost	(9,765)	(8,097)

Total stockholders’ equity	16,379	16,000

Total liabilities and stockholders’ equity	$48,348	$53,543

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	For the three months ended
	March 31,

	2002	2001

Revenues:
Web-based product	$13,649	$13,726
CD Rom product and other	575	748

	14,224	14,474

Cost of revenues:
Web-based product	3,988	4,013
CD Rom product and other	425	617

	4,413	4,630

Gross profit	9,811	9,844

Operating expenses:
Selling and marketing	3,723	5,274
Platform and product development	2,653	2,057
General and administrative	1,575	1,343
Amortization of goodwill	—	261
Amortization of other intangible assets	115	115

Total operating expenses	8,066	9,050

Income from operations	1,745	794
Interest expense	—	(2)
Interest income	102	264

Income before provision for income taxes	1,847	1,056
Provision for income taxes	665	425

Net income	$1,182	$631

Basic earnings per share	$0.10	$0.05
Diluted earnings per share	$0.09	$0.05
Weighted average common shares outstanding:
Basic	12,029	12,338
Diluted	12,884	13,631

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	For the three months ended
	March 31,

	2002	2001

Increase (Decrease) in Cash and Cash Equivalents
Cash flows relating to operating activities:
Net income	$1,182	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	801	714
Amortization of goodwill	—	261
Amortization of other intangible assets	115	115
Amortization of unearned compensation relating to grants of stock options	24	24
Changes in operating assets and liabilities:
Accounts receivable	6,403	6,816
Deferred subscription costs	1,070	949
Prepaid expenses and other assets	22	(98)
Long-term deferred subscription costs	(564)	—
Accounts payable	(461)	(821)
Accrued compensation and benefits	(897)	(1,782)
Accrued expenses	261	8
Accrued royalties	(982)	(1,649)
Deferred revenues	(2,895)	(989)

Net cash provided by operating activities	4,079	4,179

Cash flows relating to investing activities:
Purchases of property and equipment	(464)	(421)
Capitalization of software development costs	(129)	(191)

Net cash used by investing activities	(593)	(612)

Cash flows relating to financing activities:
Proceeds from issuance of common stock	431	1,032
Repayments of capital lease obligations	—	(24)
Repurchase of common stock	(1,668)	—

Net cash provided (used) by financing activities	(1,237)	1,008

Effect of exchange rate changes on cash and cash equivalents	70	(37)

Increase in cash and cash equivalents	2,319	4,538
Cash and cash equivalents, beginning of period	18,162	17,338

Cash and cash equivalents, end of period	$20,481	$21,876

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying consolidated financial statements of OneSource Information Services, Inc. (“OneSource”) as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of OneSource’s management, the March 31, 2002 and 2001 unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for those periods. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results of operations for the year ending December 31, 2002.

     The balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in OneSource’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2002.

2. Earnings Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the sum of the weighted average number of common stock outstanding during the period and the weighted average number of potential common stock from the assumed exercise of stock options using the treasury stock method.

     Shares used in calculating basic and diluted earnings per share are as follows (in thousands):

	Three months ended
	March 31,

	2002	2001

Weighted average shares outstanding used for basic earnings per share	12,029	12,338
Dilutive stock options	855	1,293

Weighted average shares outstanding used for diluted earnings per share	12,884	13,631

     Options to purchase 1,002,292 shares of common stock were outstanding as of March 31, 2002, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of OneSource’s common stock during the three months ended March 31, 2002.

3. Goodwill and Other Intangible Assets

     As of January 1, 2002, OneSource adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but instead are reviewed for impairment annually, or more frequently if impairment indicators arise.

     In connection with the adoption of SFAS No. 142, OneSource was required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS No. 142 requires that OneSource identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units. OneSource has concluded that it currently has one reporting unit, and has assigned the entire balance of goodwill to this reporting unit for purposes of performing the transitional impairment test as of March 31, 2002. The fair value of this reporting unit was determined by calculating OneSource's market capitalization as of March 31, 2002. OneSource completed its transitional impairment assessment of goodwill during the first quarter of 2002, and determined that goodwill was not impaired. OneSource will perform its annual goodwill impairment test during the third quarter of each fiscal year as well as on an event-driven basis as necessary, as is required under SFAS No. 142.

     The following table reflects the unaudited net income as adjusted of OneSource, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001.

	Three months ended
	March 31,

	2002	2001

	(In thousands, except
	earnings per share)
Net income, as reported	$1,182	$631
Add back: amortization expense	—	261

Net income, as adjusted	$1,182	$892

Basic earnings per common share:
As reported	$0.10	$0.05
As adjusted	$0.10	$0.07
Diluted earnings per common share:
As reported	$0.09	$0.05
As adjusted	$0.09	$0.07

     Other intangible assets consist of the following:

	March 31, 2002			December 31, 2001

			(In thousands)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Non-compete agreement	$400	$(334)	$66	$400	$(300)	$100
Subscriber list	1,150	(397)	753	1,150	(357)	793
Database	986	(352)	634	986	(317)	669
Trademark	145	(69)	76	145	(62)	83

	$2,681	$(1,152)	$1,529	$2,681	$(1,036)	$1,645

     The following table summarizes estimated amortization expense for the periods indicated.

Estimated
Amortization
Expense

(In thousands)
2002 (Remainder)	$312
2003	327
2004	327
2005	299
2006	264

$1,529

4. Comprehensive Income

     Total comprehensive income, which includes net income and the foreign currency translation adjustment, was $1,189,000 and $796,000 for the three months ended March 31, 2002 and 2001, respectively.

5. Geographic Information

     Revenue was distributed geographically as follows (in thousands):

	Three months ended
	March 31,

	2002	2001

United States	$10,412	$11,003
United Kingdom	3,812	3,471

	$14,224	$14,474

     Substantially all of OneSource’s identifiable assets are located in the United States.

6. Treasury Stock

     In April 2001, OneSource announced a stock buyback program to repurchase up to 1,000,000 shares of OneSource’s common stock over the following twelve months. In January 2002, OneSource repurchased the remaining 39,400 shares of its common stock authorized under this program at an average price of $9.66 per share.

     In January 2002, OneSource's Board of Directors announced a second stock buyback program to repurchase up to an additional $5.0 million of its common stock over the next twelve months. As of March 31, 2002, OneSource had repurchased 173,800 shares of its common stock for a total cost of $1.3 million at an average price of $7.40 per share. OneSource intends to use its existing cash and cash equivalents balances to execute additional repurchases.

7. Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142,

“Goodwill and Other Intangible Assets.” SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminated the pooling-of-interests method. SFAS No. 142 became effective for OneSource as of January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires OneSource to complete a transitional goodwill impairment test within six months from the date of adoption. OneSource has performed a goodwill impairment test, and has determined that there is no impairment, and as a result, there is no impact on its financial position and results of operations (Note 3).

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is scheduled to become effective as of January 1, 2003. SFAS No.143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. OneSource does not expect that the adoption of SFAS No.143 will have a significant impact on its financial position and results of operations.

     In August 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective as of January 1, 2002. SFAS No.144 supersedes SFAS No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. OneSource has determined that the adoption of SFAS No.144 had no impact on its financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements that involve risks and uncertainties. OneSource makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below under “Certain Factors that May Affect Future Results” and in OneSource’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2002. Actual results may vary materially from those projected, anticipated, or indicated in any forward-looking statements. The words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

Overview

     OneSource provides primarily Web-based business and financial information products to professionals who need quick access to timely and reliable company, industry, and market intelligence. OneSource was formed as a division of Lotus Development Corporation in 1987, and became an independent company when it was purchased in a management buy-out in 1993. Until December 1996, OneSource’s business was to provide business information to the financial community using CD Rom technology as the primary method of distribution. The introduction of the OneSource® Business BrowserSM product line in December 1996 marked a fundamental shift in the business as OneSource began a transition away from its legacy CD Rom business and toward Web-based products. The OneSource Business Browser product line is designed to be a comprehensive and easy-to-use business and financial information resource, integrating over 2,500 sources of business information from more than 25 business and financial information providers and OneSource’s own CorpTech® high-technology company database. The OneSource product line also includes the AppLinkSM application programming interface toolkit. The AppLink application programming interface toolkit allows Business Browser customers to access Business Browser content from within their own internal applications. These applications may be internally developed or utilize third party software, and typically apply to corporate intranets, portals, or customer relationship platforms.

     Revenues from Web-based products accounted for $13.6 million, or 96% of total revenues for the three months ended March 31, 2002, in comparison to $13.7 million, or 95% of total revenues, for the three months ended March 31, 2001. CD Rom product and other revenues, which consist of licensing royalties and mailing lists (products acquired as part of the Corporate Technology Services, Inc. acquisition) decreased to $0.6 million, or 4% of total revenues, for the three months ended March 31, 2002, from $0.7 million, or 5% of total revenues, for the three months ended March 31, 2001. As of March 31, 2002, 814 organizations subscribed to the Business Browser product line, and the annualized contract value for these organizations was $54.7 million.

     Revenues from both CD Rom and Web-based products consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time, but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products decreased 11% to $23.7 million as of March 31, 2002 from $26.8 million as of December 31, 2001, and decreased 14% from $27.5 million as of March 31, 2001.

     Cost of revenues consists primarily of royalties to information providers and, to a lesser extent, employee salaries and benefits, facilities allocation and related expenses, depreciation associated with computers for data processing and on-line requirements, and Web hosting expenses. OneSource enters into contracts with information providers, which are generally for a term of at least one year and are automatically renewable if not canceled with advance notice. These contracts may be terminated under certain circumstances. Under these agreements, royalties are generally paid on a quarterly basis to information providers. Royalties are generally calculated either as a flat percentage of OneSource’s revenues, as a per-user fee that declines as the number of authorized users of the product increases, as a fixed fee per period, or in some cases, OneSource pays a calculated fee based upon product growth compared to like periods from the prior year. Royalties are recorded as deferred subscription costs, and are expensed as revenues are earned over the term of the contract period.

     Selling and marketing expense consists primarily of employee salaries and benefits and sales commissions paid to OneSource’s sales force, customer support organization, and marketing personnel, as well as facilities allocation and related expenses, direct marketing promotional materials, trade show exhibitions and advertising. Sales commissions are paid when customers are invoiced, and are recorded as deferred subscription costs, which are amortized ratably over the term of the contract, typically twelve months, as the associated revenues are recognized. All other selling and marketing costs are expensed as incurred.

     Platform and product development expense consists primarily of employee salaries and benefits, facilities allocation and related expenses, as well as outside contractor expenses, relating to the development of OneSource’s “platform” of core software supporting OneSource’s products and the development of new products based upon this platform. Platform and product development expense includes expenses relating to the editorial staff that implements OneSource’s KeyID taxonomy to integrate disparate information sources into OneSource’s Web-based products.

     General and administrative expense consists primarily of employee salaries and benefits, facilities allocation, and related expenses associated with OneSource’s management, finance, purchasing, human resources, legal, management information systems, and administrative groups.

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

     OneSource believes the following accounting policies are most critical to fully understanding and evaluating its financial results, as well as the areas of more significant judgments and estimates used in the preparation of its consolidated financial statements:

     Revenue Recognition. OneSource’s products are sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. OneSource initially records accounts receivable and defers the related revenue when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period beginning when access to products is granted to the customer in accordance with customer agreements. This policy significantly reduces subjectivity in determining the timing of revenue recognition.

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

     Deferred Subscription Costs. Deferred subscription costs represent sales commission and royalty costs that are associated with securing a subscription and procuring information to be delivered over the subscription period, respectively. These costs are deferred and amortized ratably over the associated subscription period as a component of selling and marketing expense and cost of revenues, respectively. If a contract relating to the procurement of information used in OneSource’s product is terminated prematurely, for any reason, expense recognition may be accelerated and incurred sooner than originally anticipated.

     Allowance For Doubtful Accounts. OneSource assesses collectibility of accounts receivable based on a number of factors including, but not limited to, past transactions history with the customer and the credit worthiness of the customer. OneSource does not request collateral from its customers. OneSource maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of OneSource’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

     Intangible Assets. Intangible assets consist of goodwill, trademark, non-compete agreement, subscriber list, and a database. Intangible assets, excluding goodwill, are amortized using the straight-line method over periods of three to seven years, based on the estimated useful life. The carrying value of the intangible assets is reviewed on a quarterly basis for the existence of facts or circumstances both internally and externally that may suggest impairment. OneSource determines whether an impairment has occurred based on gross expected future cash flows, and measures the amount of the impairment based on the related future estimated discounted cash flows. To date, no such impairment has occurred. Factors which OneSource considers important and that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” OneSource has ceased amortizing goodwill as of January 1, 2002 and will annually review the goodwill for potential impairment using a fair value approach.

     Income Tax. OneSource records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. At March 31, 2002, OneSource has provided a valuation allowance for the full amount of its net deferred tax asset. While OneSource has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event OneSource were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

Comparison of Results for the Quarters Ended March 31, 2002 and March 31, 2001

     Revenues. Total revenues decreased 2% to $14.2 million for the quarter ended March 31, 2002 from $14.5 million for the quarter ended March 31, 2001.

     Web-based product revenues decreased 1% to $13.6 million for the quarter ended March 31, 2002 from $13.7 million for the quarter ended March 31, 2001. The decrease was primarily attributable to the effects of the economic slowdown and resulting impact on OneSource’s customer base. At the same time, CD Rom product and other revenues, which consist of licensing royalties and mailing lists, decreased 23% to $0.6 million in the first quarter of 2002 from $0.7 million in the first quarter of 2001, primarily as a result of the effects of the economic slowdown and resulting impact on OneSource’s customer base, and OneSource’s focus on its Web-based product line.

     Cost of Revenues. Total cost of revenues decreased 5% to $4.4 million for the quarter ended March 31, 2002 from $4.6 million for the quarter ended March 31, 2001. As a percentage of total revenues, total cost of revenues decreased to 31% for the quarter ended March 31, 2002 from 32% for the quarter ended March 31, 2001. The decrease as a percentage of total revenues is primarily the result of lower effective royalty rates paid to information providers and lower operating expenses.

     Cost of Web-based product revenues was $4.0 million, or 29% of Web-based product revenues for each of the quarters ended March 31, 2002 and 2001.

     Cost of CD Rom product and other revenues decreased 31% to $0.4 million for the quarter ended March 31, 2002 from $0.6 million for the quarter ended March 31, 2001. This decrease was the result of the reduction of costs associated with the expansion of OneSource’s proprietary database. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues decreased to 74% for the quarter ended March 31, 2002 from 82% for the quarter ended March 31, 2001, primarily due to the reduction of costs associated with the expansion of OneSource’s proprietary database.

     Selling and Marketing Expense. Selling and marketing expense decreased 29% to $3.7 million for the quarter ended March 31, 2002 from $5.3 million for the quarter ended March 31, 2001, principally due to decreased compensation related, recruiting, and marketing expenses primarily related to workforce reductions in 2001. Selling and marketing expense decreased as a percentage of total revenues to 26% for the quarter ended March 31, 2002 from 36% for the quarter ended March 31, 2001. OneSource expects modest increases in selling and marketing expense in the upcoming quarter as it intends to invest in programs focused on its Global 5000 customers and target market.

     Platform and Product Development Expense. Platform and product development expense increased 29% to $2.7 million for the quarter ended March 31, 2002 from $2.1 million for the quarter ended March 31, 2001. This increase was primarily the result of higher compensation related expenses due to increased staffing for product development, partially offset by reduced recruiting expense. Platform and product development expense increased as a percentage of total revenues to 19% for the quarter ended March 31, 2002 from 14% for the quarter ended March 31, 2001. OneSource expects modest increases in platform and product development expense in the upcoming quarter as it intends to invest in the tools and technology to fulfill the needs of its Global 5000 customers and target market.

     General and Administrative Expense. General and administrative expense increased 17% to $1.6 million for the quarter ended March 31, 2002 from $1.3 million for the quarter ended March 31, 2001. This increase was due principally to higher bad debt expense and depreciation. General and administrative expense increased as a percentage of total revenues to 11% for the quarter ended March 31, 2002 from 9% for the quarter ended March 31, 2001.

     Amortization of Goodwill. Amortization of goodwill decreased to zero for the quarter ended March 31, 2002 from $261,000 for the quarter ended March 31, 2001. This decrease is the result of OneSource’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and its requirement to cease the amortization of goodwill as of January 1, 2002 The expense for the quarter ending March 31, 2001 was the result of the acquisition of Corporate Technology Information Services, Inc. in October 1999 and the associated amortization of goodwill.

     Amortization of Other Intangible Assets, Amortization of other intangible assets was $115,000 for both quarters ended March 31, 2002 and 2001. This expense was the result of the acquisition of Corporate Technology information Services, Inc. in October 1999 and the associated amortization of other intangible assets.

     Interest Income, Net. Interest income, net of interest expense, decreased 61% to $102,000 for the quarter ended March 31, 2002 from $264,000 for the quarter ended March 31, 2001. The decrease is primarily the result of lower rates on invested funds.

     Provision for Income Taxes. Provision for income taxes increased to $0.67 million for the quarter ended March 31, 2002 from $0.43 million for the quarter ended March 31, 2001. This increase was due to pre-tax income of $1.8 million at the applicable tax rates for the quarter ended March 31, 2002, as compared to a pre-tax income of $1.1 million for the quarter ended March 31, 2001.

Annualized Contract Value

     One measure of the performance of OneSource’s business is “annualized contract value.” Annualized contract value is a measurement that OneSource uses for normalized period-to-period comparisons to indicate business volume and growth, both in terms of new customers and upgrades and expansions for existing customers. OneSource’s presentation and calculation of annualized contract value may not be comparable to similarly titled measures used by other companies. It is not an absolute indicator, and OneSource cannot guarantee that any annualized contract value will be ultimately realized as revenues.

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

     In calculating annualized contract value, OneSource factors only those contracts for which the customer has actually been invoiced. Since amounts invoiced are included in deferred revenues on OneSource’s balance sheet for all customer contracts with terms extending beyond the month of invoice, this demonstrates that annualized contract value is based on actual customer contracts reflected in OneSource’s historical financial statements. To compute annualized contract value, one multiplies by twelve the amount of total invoiced fees for one month that are included in deferred revenues. Annualized contract value is not intended to be an absolute indicator of future revenues. OneSource only annualizes existing, invoiced contracts, but does so without regard to the remaining term of those contracts. Most of OneSource’s contracts are for 12 months, but as of the date that OneSource calculates annualized contract value, the remaining term of nearly all of OneSource’s contracts will be less than 12 months. If a customer fails to pay its invoiced fees or terminates the contract, or if OneSource is unable to renew a contract, its revenues in subsequent periods may be less than expected if based solely on annualized contract value. Conversely, if OneSource adds additional customers or renews existing contracts at higher rates, its revenues in future periods may exceed expectations if based solely on annualized contract value.

     The calculation of annualized contract value for OneSource’s Web-based products is illustrated below:

		One Month of
	Web-Based	Invoiced Fees
	Deferred	in Deferred	Annualized
Measurement Date	Revenues	Revenues	Contract Value

		(In thousands)
March 31, 2001	$27,528	$4,972.2	$59,666
March 31, 2002	23,714	4,562.1	54,745

     The aggregate annualized contract value for Web-based products was $54.7 million as of March 31, 2002, compared to $59.7 million as of March 31, 2001, representing a decrease in annualized contract value of 8%. Of this $54.7 million, $45.2 million was attributable to those customers that were under contract as of both March 31, 2002 and 2001. The renewal rate for subscribers of the Business Browser product line, as of March 31, 2002, was 72% calculated on a dollar basis, whereas the renewal rate for those subscribers that also use the AppLink application programming interface toolkit, as of March 31, 2002, was 80% calculated on a dollar basis.

     The number of Web-based customers decreased 5% to 814 at March 31, 2002 from 859 at March 31, 2001. On average, OneSource’s customers for Web-based products as of March 31, 2002 had an annualized contract value of $67,250 per customer, compared to an average annualized contract value of $69,500 per customer as of March 31, 2001, which represents a 3% decrease.

     As of March 31, 2002, 42 organizations subscribed to the AppLink application programming interface toolkit, generating, on average, approximately $350,874 each in annualized contract value.

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

     Cash and cash equivalents totaled $20.5 million at March 31, 2002, compared to $18.2 million at December 31, 2001. The increase of $2.3 million from December 31, 2001 is due to funds provided by operating activities of $4.1 million, partially offset by net cash used in investing activities of $0.6 million and net financing activities of $1.2 million.

     Net cash provided by operating activities was $4.1 million for the three months ended March 31, 2002, compared to $4.2 million for the three months ended March 31, 2001. The net change of $0.1 million period to period is the result of net income of $1.2 million compared to net income of $0.6 million, offset by changes in operating assets and liabilities.

     Net cash used in investing activities was $0.6 million for the three months ended March 31, 2002 and 2001. Cash used in investing activities was primarily from purchases of property and equipment for $0.5 million during the three months ended March 31, 2002 and $0.4 million during the three months ended March 31, 2001, as well as $0.1 million for capitalized software development costs for the three months ended March 31, 2002 as compared to $0.2 million for the three months ended March 31, 2001.

     Net cash used in financing activities was $1.2 million for the three months ended March 31, 2002, compared to net cash provided by financing activities of $1.0 million for the three months ended March 31, 2001. Net cash used in financing activities as of March 31, 2002 primarily consisted of the repurchase of common stock of $1.7 million, offset in part by net proceeds from the sale of common stock under our various stock option and stock purchase plans. Net cash provided by financing activities in 2001 primarily consisted of net proceeds from the sale of common stock under various stock option and stock purchase plans, offset in part by repayments of capital lease obligations.

     OneSource does not currently have a line of credit, but intends to enter into a revolving line of credit for letters of credit, equipment financing, and general working capital.

     OneSource believes that its current cash and cash equivalents and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months.

     In April 2001, OneSource announced a stock buyback program to repurchase up to 1,000,000 shares of OneSource common stock over the following twelve months. In January 2002, OneSource repurchased the remaining 39,400 shares of its common stock authorized under this program at an average price of $9.66 per share.

     In January 2002, OneSource’s Board of Directors announced a second stock buyback program to repurchase up to an additional $5.0 million of its common stock over the next twelve months. As of March 31, 2002, OneSource had repurchased 173,800 shares of its common stock for a total cost of $1.3 million at an average price of $7.40 per share. OneSource intends to use its existing cash and cash equivalents balances to execute additional repurchases.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminated the pooling-of-interests method. SFAS No. 142 became effective for OneSource as of January 1, 2002, and requires, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires OneSource to complete a transitional goodwill impairment test within six months from the date of adoption. OneSource has performed a goodwill impairment test and has determined that there is no impairment, and as a result, there is no impact on its financial position and results of operation.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is scheduled to become effective as of January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. OneSource does not expect that the adoption of SFAS No. 143 will have a significant impact on its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective as of January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. OneSource has determined that the adoption of SFAS No. 144 has had no impact on its financial position and results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. OneSource’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those set forth in the following risk factors discussed below and in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2002. The following risk factors should be considered carefully in evaluating OneSource and its business:

     WE HAVE A CUMULATIVE DEFICIT AND EXPECT TO CONTINUE TO HAVE A CUMULATIVE DEFICIT FOR THE FORESEEABLE FUTURE, AND WE MAY NOT SUSTAIN OR INCREASE PROFITS UNLESS WE CONTINUE TO LEVERAGE OUR ROYALTY PAYMENTS AND OPERATING EXPENSES WITH REVENUES FROM OUR WEB-BASED PRODUCTS. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998, $6.4 million in 1999, and $2.0 million in 2000, and had income from operations of $5.7 million in 2001 and $1.7 million for the three months ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of $8.2 million. If we are unable to leverage our royalty payments and operating expenses with revenues from our Web-based products, then we may not be able to sustain or increase profits.

     WE RELY ON GENERATING SUBSCRIPTION REVENUES FROM OUR BUSINESS BROWSER PRODUCT LINE, AND WE MAY NOT SUSTAIN OR INCREASE PROFITS UNLESS DEMAND FOR OUR BUSINESS BROWSER PRODUCTS CONTINUES TO GROW. Subscription revenues from our Business Browser product line accounted for 96% of total revenues for the three months ended March 31, 2002, 95% of total revenues in 2001, 91% of total revenues in 2000, 90% of total revenues in 1999, 53% of total revenues in 1998, and 11% of total revenues in 1997. At the end of 2000, we phased out our legacy CD Rom products that were not part of the Business Browser product line. As a result, our future financial condition may depend heavily on the success or failure of our Business Browser product line. Business Browser products were introduced in December 1996, and it is difficult to predict demand and market acceptance for these products in the rapidly evolving Web-based business information services market. If the demand for Business Browser products does not continue to grow, whether due to, among other factors, increased competition, lack of market acceptance, insufficient enhancements, failure of Internet or Web use to grow in general, or technological change, we may not be able to sustain or increase profits.

     OUR SALES EFFORTS TO OUR TARGET MARKET MAY BE LENGTHY, INVOLVE DELAYS, OR INVOLVE UNCERTAINTY, ALL OF WHICH MAY ADVERSELY IMPACT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. Selling our products to our target market, Global 5000 business-to-business companies, involves sales cycles that we believe are potentially longer and more uncertain than those involving small-size organizations. Our customers generally commit significant time and resources to evaluate our products, and they often require us to expend substantial time, effort, and money to educate them about our products and solutions. In addition, these sales efforts often require final approval from our customers’ senior level management, potentially resulting in delays to the sales cycle. All of these factors may extend the sales cycle and increase the uncertainty of whether a sale will actually be completed. The timing and uncertainty of sales and the length of the sales cycle may cause our operating results to vary significantly from quarter to quarter and may have a material adverse impact on our business, operating results, and financial condition.

     ANNUALIZED CONTRACT VALUE MAY NOT BE AN ACCURATE INDICATOR OF OUR PERFORMANCE. We use “annualized contract value” as a measurement for normalized period-to-period comparisons to indicate business volume and growth. Our presentation and calculation of annualized contract value may not be comparable to similarly titled measures used by other companies. It is not an absolute indicator, and we cannot guarantee that any annualized contract value will be ultimately realized as revenues.

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

     Based on reported operating results, industry reports and other publicly available information, we believe that many of our existing competitors, as well as a number of prospective competitors, have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical, and marketing resources than we possess. As a result, they may be able to respond more quickly to new or emerging technologies and changes in user requirements, or to devote greater resources to the research, development, promotion, and sale of their products than we can. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential employees, customers, and information providers. Our competitors also may develop products that are equal or superior to our products or that achieve greater market acceptance than our products. Ultimately, we may lose customers to competitors if we are not able to respond to requests for additional features and new products in a timely fashion. Nonetheless, increased competition may result in price reductions, reduced margins, or loss of market share, any of which may materially adversely affect our business, operating results, and financial condition.

     OUR FAILURE TO INCREASE THE NUMBER OF OUR SUBSCRIBERS OR RETAIN OUR CURRENT SUBSCRIBER BASE MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. Our future success remains highly dependent on attracting organizations that are financially able to and willing to allocate funds to subscribe to on-line business information services. If the market for subscription-based on-line business information services develops more slowly than we may anticipate, or if our efforts to retain existing subscribers or attract new subscribers are not successful or cost-effective, our operating results and financial condition may be materially and adversely affected.

     IF A SIGNIFICANT NUMBER OF OUR CUSTOMERS EXPERIENCE A DECLINE IN THEIR FINANCIAL CONDITION, THE COLLECTABILITY OF OUR ACCOUNTS RECEIVABLE MAY SUFFER, AND MAY MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. A decline in the financial condition of additional customers owing significant amounts to us may cause us to write off the amounts owed by these customers as bad debt, and/or a revenue reduction, either of which may have a material adverse effect on our operating results and financial condition.

     EXPANSION INTO INTERNATIONAL MARKETS WHERE WE HAVE LIMITED PRIOR EXPERIENCE MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS. We presently have offices located primarily in the United States and in the United Kingdom, but look to expand our business opportunities into new markets. Expanding into diverse international markets exposes us to certain risks of conducting business that include, but are not limited to, the following: potential higher costs, unanticipated regulatory changes, political instability, difficulties in staffing and managing operations, adverse tax consequences, currency and exchange rate fluctuations, and seasonal reductions in business activity. In addition, the impact of language and other cultural differences could result in product and service offerings that may not satisfy the needs of our customers and may not be profitable. Further, strategic relationships may be necessary to facilitate expansion into certain markets, and our business may be adversely affected if we misallocate our resources and ultimately fail to gain new or effective alliances in these areas. Moreover, possible nationalization, expropriation, and limits and unique laws pertaining to the collection and provision of certain types of information on individuals (e.g., the Data Protection Act) may hinder operations in international markets, and may materially and adversely affect our business.

     GENERAL ECONOMIC AND GEOPOLITICAL CONDITIONS MAY NEGATIVELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. An ongoing economic downturn and uncertain geopolitical environment may cause organizations to delay or forego entirely investments in value-added business information products such as the Business Browser product line and the AppLink application programming interface toolkit. We have experienced these effects in the last year as a result of the recent economic slowdown and the tragic events occurring on September 11, 2001. A prolonged recession and geopolitical crisis may cause organizations that comprise our target market to significantly reduce discretionary spending with business information providers and create a greater risk of business failure among existing subscribers. These effects may have a material adverse effect on our operating results and financial condition.

     IF OUR INFORMATION PROVIDERS PROVIDE US WITH INACCURATE OR UNRELIABLE DATA, FAIL TO TRANSMIT THEIR DATA FEEDS, CEASE DOING BUSINESS WITH US, OR REQUIRE US TO SIGNIFICANTLY INCREASE OUR ROYALTY OBLIGATIONS, FUTURE SALES OF THE BUSINESS BROWSER PRODUCT MAY BE JEOPARDIZED, AND THIS MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. We do not own or create all of the original content distributed through our products. We depend significantly on information providers to supply accurate and reliable information and data feeds to us on a timely basis. Our products may experience interruptions (and potentially may be compromised) due to any failure, delay, or cut-off in the transmission or receipt of this information, or a requirement by our information providers that royalty payments be significantly increased. In addition, our products may be negatively affected if our information providers provide us with faulty or erroneous data that becomes integrated into our products. We may then have to seek alternatives to the information providers’ information and data feeds, and, in some cases, it is possible that reasonable alternatives may not exist without resorting to multiple sources, or may not be provided in a timely manner. This may result in increased costs or reduced functionality of our products and may materially and adversely affect our business, operating results, and financial condition.

     IF OUR THIRD PARTY HOSTING FACILITY SUFFERED A DISASTER, IT MAY BE COSTLY TO CORRECT, AND OUR BUSINESS MAY SUFFER SIGNIFICANT LOSSES. Our third party hosting facility may suffer a disaster relating to the facility, its power supplies, or telecommunications transports. Defects, errors, or a disaster at our third party hosting facility also may result in significant downtime, and our business may suffer significantly from potential adverse customer reaction, litigation, negative publicity, loss of revenues, or harm to our reputation.

     IF OUR SOFTWARE OR HARDWARE BECOMES DEFECTIVE, OR IF OUR SOFTWARE, HARDWARE, OR WEB SITE BECOMES THE TARGET OF INTENTIONAL DISRUPTIONS, DIRECTLY OR INDIRECTLY, OUR PRODUCTS MAY BE NEGATIVELY IMPACTED, AND OUR REPUTATION, FUTURE SALES, OPERATING RESULTS, AND FINANCIAL CONDITION MAY BE HARMED IF THESE EFFORTS ARE SUCCESSFUL. Complex software like the software we develop and use and the hardware we use for our products may contain or develop errors or defects, especially when first implemented, that may be very difficult and costly to correct. In addition, our software, hardware, or Web site may become the target of intentional disruptions, directly or indirectly, including software viruses and malicious code specifically designed to impede the performance of our products; such software viruses and malicious code may avoid detection by our anti-virus software in place. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our Web site and misappropriate proprietary information or cause interruptions to the delivery of our products. As a result, our activities may be substantially disrupted, and our reputation, future sales, operating results, and financial condition may be adversely affected if these efforts are successful.

     WE MAY HAVE DIFFICULTY IDENTIFYING AND COMPETING FOR ACQUISITION OPPORTUNITIES, AND THE TIME, ENERGY, AND RESOURCES DEDICATED TO THESE ACQUISITION OPPORTUNITIES MAY MATERIALLY AND ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. Our business strategy includes the pursuit of strategic acquisitions. From time to time we may engage in discussions with third parties concerning potential acquisitions of niche expertise, business, and/or proprietary rights. In executing our acquisition strategy, we may be unable to identify suitable companies as acquisition candidates. In addition, if we pursue an acquisition and are unable to identify a suitable acquisition candidate, management may potentially spend a significant amount of time, energy, and resources that may materially and adversely affect our operating results and financial condition.

     PURSUING AND COMPLETING POTENTIAL ACQUISITIONS MAY DIVERT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES AND MAY NOT PRODUCE THE DESIRED BUSINESS RESULTS. If we pursue and complete any potential acquisition(s), our management team may spend a significant amount of time and management and financial resources in the acquisition process and to integrate the acquired business with our existing business. To pay for acquisition(s), we may use capital stock, cash, or a combination of both. Alternatively, we may borrow money from a bank or other lender. If we use cash or debt financing, our financial liquidity will be reduced. In addition, from an accounting perspective, the potential acquisition(s) may involve nonrecurring charges or involve amortization of significant amounts of goodwill that may materially and adversely affect our operating results and financial condition.

     Despite the investment of these management and financial resources and completion of due diligence with respect to these efforts, the potential acquisition(s) may not produce the revenues, earnings, or business synergies that we may anticipate, and the acquired technology or proprietary right(s) may not perform as expected for a variety of reasons, including the following:

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

     WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS, WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO PERFORM RELIABLE PERIOD-TO-PERIOD COMPARISONS, AND CONTRIBUTE TO VOLATILITY IN THE MARKET PRICE FOR OUR COMMON STOCK, THUS POTENTIALLY REDUCING INVESTMENT IN OUR STOCK. Our quarterly revenues, gross profits, and operating results may fluctuate in the future. In addition, we believe that an important measure of our business is the annualized contract value at the end of each period, which also may fluctuate. Causes of such fluctuations have included and may include, among other factors, as follows:

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

     Further, a substantial portion of our expenses, including most product and platform development and selling and marketing expenses, must be incurred in advance of revenue generation. If we are unable to expand our sales and marketing efforts and our projected revenues do not meet our expectations, then we are likely to experience a shortfall in our income from operations relative to our expectations. Moreover, although we are not presently a party to a lawsuit, any potential claims, even if not meritorious, against us may result in the expenditure of significant financial and managerial resources on our part, which may contribute to a decrease in investment of our stock and may materially impact our operating results and financial condition by potentially subjecting us to significant liabilities and by diverting management’s attention and resources.

     WE MAY BE SUBJECT TO POTENTIAL LITIGATION BY ANY THIRD PARTY CONCERNING THE INFRINGEMENT OF ANY PROPRIETARY RIGHT, AND SUCH LITIGATION MAY BE COSTLY AND TIME CONSUMING. IN ADDITION, WE MAY HAVE TO INCUR LEGAL EXPENSES TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. There has been substantial litigation in the information services industry involving intellectual property rights. Although we believe that we have not infringed, and are not infringing, the intellectual property of others through our Business Browser product line, AppLink application programming interface toolkit, and CD Rom product, if such claims were to be asserted, with or without merit, they may have a material adverse effect on our business, operating results, and financial condition. In addition, to the extent that we license from third parties informational content that is included in our Business Browser product line, our potential exposure to copyright infringement actions may increase because we must rely upon warranties and representations by such information providers as to the origin and ownership of content that we are subsequently licensing to users of our Business Browser products; such warranties and representations that may be inaccurate or inadequate. In addition, although we generally obtain indemnification provisions in our agreements with information providers, indemnification may not be adequate compensation for breach of such warranties and representations. In the event of a successful claim against us, we may be required to pay significant monetary damages if we are held to have willfully infringed a patent, copyright, trade secret, or other proprietary right; discontinue use or sale of the infringing products or information; expend significant resources to develop non-infringing technology; and/or enter into royalty and licensing agreements that may not be offered on acceptable terms. If a successful claim is filed against us and we fail to commercially develop or license a substitute technology, our business may be materially harmed.

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

     Any litigation involving intellectual property rights may be costly and time consuming, and divert management’s attention, either of which may have a material adverse effect on our business, operating results, and financial condition. Adverse determinations in this litigation may result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from additional third parties, cause our customers to prematurely cancel their subscriptions to our products, and prevent us from selling our products; any one of these results may have a material adverse effect on our business, operating results, and financial condition. Additionally, our general liability insurance may not cover any of these claims or may not be adequate to protect us against all liability that may be imposed. Further, effective protection of intellectual property rights is limited or unavailable in certain foreign countries, thus making the possibility of misappropriation of our intellectual property more likely. Policing unauthorized use of our products is difficult, expensive, and time consuming, and the unique technology of the Internet may provide new methods for illegal copying and distribution. Accordingly, we cannot be certain that we may be able to protect our intellectual property rights against unauthorized third party copying, distribution, or use. This may subject us to litigation and materially and adversely affect our competitive position.

     IF WE LOSE KEY PERSONNEL AND ARE UNABLE TO ATTRACT ADDITIONAL AND RETAIN EXISTING KEY PERSONNEL, IT MAY CAUSE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS. We expect that our future success will depend, in substantial part, on the continued services of our senior management, including Daniel J. Schimmel, our President and Chief Executive Officer; William G. Schumacher, our Senior Vice President, Content Development; Philip J. Garlick, our Senior Vice President, Global Sales; Roy D. Landon, our Senior Vice President and Chief Financial Officer; Michael Buzzell, our Senior Vice President, Engineering; Mary F. McCabe, our Senior Vice President, Product Development; and David J. DeSimone, our Chief Information Technology Officer. None of our senior management has entered into employment agreements with us, and we do not maintain key-person life insurance on any of our employees. The loss of the services of one or a group of our key personnel may have a material, adverse effect on development of new products and services, our ability to manage the business, and our financial condition. In addition, we expect that our future success will depend on our continuing ability to attract, retain, and motivate highly qualified technical, customer support, sales, financial, accounting, and managerial personnel. Competition for such key personnel is intense, and we cannot assure that we will be able to retain such personnel or that we will be able to attract, assimilate, or retain other highly qualified personnel in the future. Moreover, competition for highly qualified key personnel may lead to increased recruitment and retention costs, thus potentially hindering our financial condition.

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

     IF WE ARE UNABLE TO MAINTAIN OUR REPUTATION AND EXPAND OUR NAME RECOGNITION, WE MAY HAVE DIFFICULTY ATTRACTING NEW BUSINESS AND RETAINING OUR CURRENT CUSTOMER BASE AND EMPLOYEES, AND OUR BRAND NAME, REPUTATION, AND BUSINESS MAY SUFFER. Establishing and maintaining a solid reputation and name recognition are critical for attracting and retaining customers as well as employees. The importance of reputation and name recognition is increasing and will continue to increase due to the growing number and quality of providers of Web-based business and financial information. If our reputation is damaged or if potential customers and employees are not familiar with our services, we may not be able to attract new, or retain existing, customers and employees. The promotion and enhancement of our name will depend largely on our success in continuing to provide valuable services and to successfully market our services. If customers do not perceive our services to be effective or high quality, our brand name, reputation, and business may suffer.

     IF THE INTERNET BECOMES SUBJECT TO INCREASED LEGISLATION AND GOVERNMENT REGULATION, USE OF THE INTERNET AS A MEDIUM TO RECEIVE SUBSCRIPTION-BASED INFORMATION SERVICES MAY DECLINE, AND WE MAY BE SUBJECT TO LITIGATION, EITHER OF WHICH MAY HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. The laws governing the Internet continue to be unsettled, even in areas where there has been legislative action. Legislation may dampen the growth in the use of the Internet generally and decrease the acceptance of the Internet as a medium to receive subscription-based information services. In addition, due to the global nature of the Internet, it is possible that, although our corporate headquarters are located in the Commonwealth of Massachusetts and pre-production and development relating to our services occurs primarily in the Commonwealth of Massachusetts, other states, the United States, or foreign countries may attempt to regulate our services or levy sales or other applicable taxes on our Web-based products. We cannot guarantee that violations of federal, state, local or other laws will not be alleged by governmental entities, that we may not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future. Any of these developments may have a material and adverse effect on our business, operating results, and financial condition.

     Any one or more of these factors may affect our business, operating results, and financial condition, and this makes the prediction of operating results on a quarterly basis unreliable. As a result, we believe that period-to-period comparisons of our historical operating results and annualized contract values are not necessarily meaningful and should not be relied upon as an indication for future performance. Also, due to these and other factors, it is possible that our quarterly operating results (including the annualized contract value) may be below expectations. If this happens, the price of our common stock would likely decrease.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following discussion about OneSource’s market risk disclosures involves forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements.

     OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. However, OneSource’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the three months ended March 31, 2002.

     OneSource also owns money market funds that are sensitive to market risks as part of OneSource’s investment portfolio. The investment portfolio is used to preserve OneSource’s capital until it is required to fund operations, including OneSource’s sales and marketing and product development activities. None of these market-risk sensitive instruments are held for trading purposes. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. OneSource does not enter into derivatives or any other financial instruments for trading or speculative purposes. OneSource has no long-term debt obligations. As of the three months ended March 31, 2002, OneSource had $20.5 million in cash and cash equivalents.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

     OneSource is not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

     On May 19, 1999, OneSource commenced an initial public offering of 3,636,000 shares of common stock, $0.01 par value per share, pursuant to a final prospectus dated May 19, 1999. The prospectus was contained in OneSource’s registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-73263) on May 18, 1999. Of the 3,636,000 shares of common stock offered, 2,500,000 shares were offered and sold by OneSource and 1,136,000 shares were offered and sold by certain stockholders of OneSource. The offering closed on May 24, 1999 upon the sale of all 3,636,000 shares. The aggregate offering price of the offering to the public was $43,632,000, with proceeds to OneSource and the selling stockholders, after deduction of the underwriting discount, of $27,900,000 and $12,677,760, respectively. The aggregate amount of expenses incurred by OneSource in connection with the issuance and distribution of the shares of common stock sold in the offering were approximately $3.9 million, including approximately $3.0 million in underwriting discounts and commissions and $0.9 million in other offering expenses.

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

     Since the initial public offering, OneSource has produced positive cash flow, and has not needed to further draw from these funds for day-to-day operations.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. None.

(b)	Reports on Form 8-K.

There were no reports on Form 8-K filed by OneSource for the quarter ending March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OneSource Information Services, Inc.

Date: May 14, 2002	By: /s/ Roy D. Landon Roy D. Landon
Senior Vice President and Chief Financial Officer (Principal Financial Officer)