Form 10-Q
period 2002-06-30
ONESOURCE INFORMATION SERVICES INC
filed 2002-08-14
CIK 1079880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from to

Commission File Number 0-25849

OneSource Information Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3204522

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

     Yes     X            No

The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of August 6, 2002 was 11,900,256.

OneSource Information Services, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$23,545	$18,162
Accounts receivable, net of allowance for doubtful accounts
of $526 and $770 at June 30, 2002 and December 31, 2001, respectively	10,159	16,925
Deferred subscription costs	3,927	4,475
Prepaid expenses and other current assets	429	380

Total current assets	38,060	39,942
Property and equipment, net	3,683	4,353
Goodwill	4,715	4,978
Other intangible assets, net	1,415	1,645
Restricted time deposit	603	603
Long-term deferred subscription costs	1,540	1,026
Other assets, net	1,168	996

Total assets	$51,184	$53,543

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,145	$1,734
Accrued compensation and benefits	2,070	2,171
Accrued expenses	2,864	2,655
Accrued royalties	3,193	3,839
Deferred revenues	25,031	27,144

Total current liabilities	34,303	37,543

Stockholders’ equity:
Preferred stock, $0.01 par value:
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value:
35,000,000 shares authorized; 13,223,856 shares issued and 11,930,856 shares outstanding at June 30, 2002; 13,021,464 shares issued and 12,060,864 shares outstanding at December 31, 2001	132	130
Additional paid-in capital	34,202	33,154
Unearned compensation	(28)	(77)
Accumulated deficit	(7,152)	(9,377)
Accumulated other comprehensive income	316	267
Treasury stock, at cost	(10,589)	(8,097)

Total stockholders’ equity	16,881	16,000

Total liabilities and stockholders’ equity	$51,184	$53,543

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Web-based product	$13,803	$14,323	$27,452	$28,049
CD Rom product and other	570	686	1,145	1,434

	14,373	15,009	28,597	29,483

Cost of revenues:
Web-based product	4,046	4,129	8,034	8,142
CD Rom product and other	408	607	833	1,224

	4,454	4,736	8,867	9,366

Gross profit	9,919	10,273	19,730	20,117

Operating expenses:
Selling and marketing	4,189	5,105	7,912	10,379
Platform and product development	2,741	2,022	5,394	4,079
General and administrative	1,291	1,410	2,866	2,753
Amortization of goodwill	—	258	—	519
Amortization of other intangible assets	115	115	230	230

Total operating expenses	8,336	8,910	16,402	17,960

Income from operations	1,583	1,363	3,328	2,157
Interest expense	—	—	—	(2)
Interest income	102	335	204	599

Income before provision for income taxes	1,685	1,698	3,532	2,754
Provision for income taxes	642	684	1,307	1,109

Net income	$1,043	$1,014	$2,225	$1,645

Basic earnings per share	$0.09	$0.08	$0.19	$0.13
Diluted earnings per share	$0.08	$0.07	$0.17	$0.12
Weighted average common shares outstanding:
Basic	11,957	12,653	11,992	12,496
Diluted	12,620	13,682	12,752	13,657

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	For the six months ended
	June 30,

	2002	2001

Increase (Decrease) in Cash and Cash Equivalents
Cash flows relating to operating activities:
Net income	$2,225	$1,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,621	1,485
Amortization of goodwill	—	519
Amortization of other intangible assets	230	230
Amortization of unearned compensation relating to grants of stock options	49	49
Changes in operating assets and liabilities:
Accounts receivable	6,891	6,403
Deferred subscription costs	548	1,348
Prepaid expenses and other assets	(43)	(27)
Long-term deferred subscription costs	(514)	—
Accounts payable	(574)	46
Acccrued compensation and benefits	72	(1,428)
Accrued expenses	885	46
Accrued royalties	(646)	(1,754)
Deferred revenues	(2,475)	(1,100)

Net cash provided by operating activities	8,269	7,462

Cash flows relating to investing activities:
Purchases of property and equipment	(679)	(1,152)
Capitalization of software development costs	(427)	(494)

Net cash used by investing activities	(1,106)	(1,646)

Cash flows relating to financing activities:
Proceeds from issuance of common stock	518	1,150
Repurchase of common stock	(2,492)	(631)
Repayments of capital lease obligations	—	(33)

Net cash provided (used) by financing activities	(1,974)	486

Effect of exchange rate changes on cash and cash equivalents	194	(69)

Increase in cash and cash equivalents	5,383	6,233
Cash and cash equivalents, beginning of period	18,162	17,338

Cash and cash equivalents, end of period	$23,545	$23,571

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying consolidated financial statements of OneSource Information Services, Inc. (“OneSource”) as of June 30, 2002 and for the three- and six-month periods ended June 30, 2002 and 2001 are unaudited. In the opinion of OneSource’s management, the June 30, 2002 and 2001 unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for those periods. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results of operations for the year ending December 31, 2002.

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

2. Earnings Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the sum of the weighted average number of common stock outstanding during the period and, if dilutive, the weighted average number of potential common stock from the assumed exercise of stock options using the treasury stock method.

     Shares used in calculating basic and diluted earnings per share are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Weighted average shares outstanding used for basic earnings per share	11,957	12,653	11,992	12,496
Dilutive stock options	663	1,029	760	1,161

Weighted average shares outstanding used for diluted earnings per share	12,620	13,682	12,752	13,657

     Options to purchase 2,485,195 and 1,110,158 shares of common stock were outstanding as of June 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of OneSource’s common stock during the three and six months ended June 30, 2002 and 2001.

3. Goodwill and Other Intangible Assets

     As of January 1, 2002, OneSource adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually, or more frequently if impairment indicators arise.

     In connection with the adoption of SFAS No. 142, OneSource was required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS No. 142 requires that OneSource identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units. OneSource has concluded that it currently has one reporting unit, and has assigned the entire balance of goodwill to this reporting unit for purposes of performing the transitional impairment test. The fair value of this reporting unit was determined by calculating OneSource’s market capitalization based on the closing price of its common stock, as quoted on Nasdaq. OneSource completed its transitional impairment assessment of goodwill during the first quarter of 2002, and determined that goodwill was not impaired. OneSource will perform its annual goodwill impairment test during the third quarter of each fiscal year as well as on an event-driven basis as necessary, as is required under SFAS No. 142.

     The following table reflects the unaudited net income of OneSource, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except earnings per share)
Net income, as reported	$1,043	$1,014	$2,225	$1,645
Add back: amortization expense	—	258	—	519

Net income, as adjusted	$1,043	$1,272	$2,225	$2,164

Basic earnings per common share:
As reported	$0.09	$0.08	$0.19	$0.13
As adjusted	$0.09	$0.10	$0.19	$0.17
Diluted earnings per common share:
As reported	$0.08	$0.07	$0.17	$0.12
As adjusted	$0.08	$0.09	$0.17	$0.16

     Other intangible assets consist of the following:

	June 30, 2002			December 31, 2001

			(In thousands)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Non-compete agreement	$400	$(367)	$33	$400	$(300)	$100
Subscriber list	1,150	(436)	714	1,150	(357)	793
Database	986	(387)	599	986	(317)	669
Trademark	145	(76)	69	145	(62)	83

	$2,681	$(1,266)	$1,415	$2,681	$(1,036)	$1,645

     In January 2002, OneSource reviewed the useful lives of other intangible assets, and determined no adjustments were necessary.

     The following table summarizes estimated future amortization expense related to other intangible assets recorded at June 30, 2002 for the periods indicated.

Estimated
Year Ended	Amortization
December 31,	Expense

(In thousands)
2002 (Remainder)	$198
2003	327
2004	327
2005	299
2006	264

$1,415

4. Comprehensive Income

     Total comprehensive income, which includes net income and the foreign currency translation adjustment, was $1,085,000 and $2,274,000 for the three and six months ended June 30, 2002, respectively, and $999,000 and $1,795,000 for the three and six months ended June 30, 2001, respectively.

5. Geographic Information

     Revenue was distributed geographically as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

United States	$10,609	$11,372	$21,021	$22,375
United Kingdom	3,764	3,637	7,576	7,108

	$14,373	$15,009	$28,597	$29,483

     Substantially all of OneSource’s identifiable assets are located in the United States.

6. Treasury Stock

     In April 2001, OneSource announced a stock buyback program to repurchase up to 1,000,000 shares of OneSource’s common stock over the following twelve months. Through December 31, 2001, OneSource had repurchased 960,600 shares of its common stock. In January 2002, OneSource repurchased the remaining 39,400 shares of its common stock authorized under this program at an average price of $9.67 per share.

     In January 2002, OneSource’s Board of Directors announced a second stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. As of June 30, 2002, under this second stock buyback program, OneSource had repurchased 293,000 shares of its common stock for a total cost of $2.1 million at an average price of $7.20 per share. OneSource intends to use its existing cash and cash equivalents balances to execute additional repurchases under this second stock buyback program.

7. Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminated the pooling-of-interests method. SFAS No. 142 became effective for OneSource as of January 1, 2002 and required, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 required OneSource to complete a transitional goodwill impairment test within six months from the date of adoption. OneSource has performed a goodwill impairment test, and has determined that there was no impairment (Note 3).

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

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective as of January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. OneSource has determined that the adoption of SFAS No. 144 had no impact on its financial position and results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is scheduled to become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” OneSource does not expect that the adoption of SFAS No. 146 will have a significant impact on its financial position and results of operations.

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

Overview

     OneSource provides primarily Web-based business and financial information products to professionals who need quick access to timely and reliable company, industry, and market intelligence. OneSource was formed as a division of Lotus Development Corporation in 1987, and became an independent company when it was purchased in a management buy-out in 1993. Until December 1996, OneSource’s business was to provide business information to the financial community using CD Rom technology as the primary method of distribution. The introduction of the OneSource®

Business BrowserSM product line in December 1996 marked a fundamental shift in the business as OneSource began a transition away from its legacy CD Rom business and toward Web-based products. The OneSource Business Browser product line is designed to be a comprehensive and easy-to-use business and financial information resource, integrating over 2,500 sources of business information from more than 25 business and financial information providers and OneSource’s own CorpTech® high-technology company database. The OneSource product line also includes the AppLinkSM application programming interface toolkit. The AppLink application programming interface toolkit allows OneSource customers to access and associate Business Browser content via their own internal applications and without the use of the Business Browser product user interface. These applications may be internally developed or utilize third party software, and typically apply to corporate intranets, portals, or customer relationship platforms.

     Revenues from Web-based products accounted for $27.5 million, or 96% of total revenues, for the six months ended June 30, 2002, in comparison to $28.0 million, or 95% of total revenues, for the six months ended June 30, 2001. CD Rom product and other revenues, which consist of licensing royalties and mailing lists (products acquired as part of the Corporate Technology Services, Inc. acquisition) decreased to $1.1 million, or 4% of total revenues, for the six months ended June 30, 2002, from $1.4 million, or 5% of total revenues, for the six months ended June 30, 2001. As of June 30, 2002, 831 organizations subscribed to the Business Browser product line, and the annualized contract value for these organizations was $55.4 million.

     Revenues from both CD Rom and Web-based products primarily consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time, but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products decreased 8% to $24.5 million as of June 30, 2002 from $26.8 million as of December 31, 2001, and decreased 9% from $27.1 million as of June 30, 2001.

     Cost of revenues consists primarily of royalties to information providers and, to a lesser extent, employee salaries and benefits, facilities allocation and related expenses, depreciation associated with computers for data processing and on-line requirements, software development costs amortization, and Web hosting expenses. OneSource enters into contracts with information providers, which are generally for a term of at least one year and are generally automatically renewable if not canceled with advance notice. These contracts may be terminated under certain circumstances. Under these agreements, royalties are generally paid on a quarterly basis to information providers. Royalties are generally calculated either as a flat percentage of OneSource’s revenues, as a per-user fee that declines as the number of authorized users of the product increases, as a fixed fee per period, or in some cases, OneSource pays a calculated fee based upon product growth compared to like periods from the prior year. Royalties are recorded as deferred subscription costs, and are expensed as revenues are earned over the term of the contract period.

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

     Platform and product development expense consists primarily of employee salaries and benefits, facilities allocation and related expenses, as well as outside contractor expenses, relating to the development of OneSource’s “platform” of core software supporting OneSource’s products and the development of new products based upon this platform. Platform and product development expense includes expenses relating to the editorial staff that implements OneSource’s KeyIDSM taxonomy to integrate disparate information sources into OneSource’s Web-based products.

     General and administrative expense consists primarily of employee salaries and benefits, facilities allocation, bad debt expense, and related expenses associated with OneSource’s management, finance, purchasing, human resources, legal, management information systems, and administrative groups.

     Critical Accounting Policies, Significant Judgements and Estimates

     OneSource’s discussion and analysis of its financial condition and results of operations are based upon OneSource’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires OneSource to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, OneSource evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Deferred Subscription Costs. Deferred subscription costs represent sales commission and royalty costs that are associated with securing a subscription and procuring information to be delivered over the subscription period, respectively. These costs are deferred and amortized ratably over the associated subscription period as a component of selling and marketing expense and cost of revenues, respectively. If a contract relating to the procurement of information used in OneSource’s products is terminated prematurely, for any reason, expense recognition may be accelerated and incurred sooner than originally anticipated.

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

     Intangible Assets. Intangible assets consist of goodwill, trademark, non-compete agreement, subscriber list, and a database. Intangible assets, excluding goodwill, are amortized using the straight-line method over periods of three to seven years, based on the estimated useful life. The carrying value of the intangible assets is reviewed on a quarterly basis for the existence of facts or circumstances both internally and externally that may suggest impairment. OneSource determines whether an impairment has occurred based on gross expected future cash flows, and measures the amount of the impairment based on the related future estimated discounted cash flows. To date, no such impairment has occurred. Factors which OneSource considers important and that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” OneSource has ceased amortizing goodwill as of January 1, 2002 and will annually review the goodwill for potential impairment using a fair value approach.

     Income Tax. OneSource records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. At June 30, 2002, OneSource has provided a valuation allowance for the full amount of its net deferred tax asset. While OneSource has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event OneSource were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

Comparison of Results for the Quarters Ended June 30, 2002 and June 30, 2001

     Revenues. Total revenues decreased 4% to $14.4 million for the quarter ended June 30, 2002 from $15.0 million for the quarter ended June 30, 2001.

     Web-based product revenues decreased 4% to $13.8 million for the quarter ended June 30, 2002 from $14.3 million for the quarter ended June 30, 2001. At the same time, CD Rom product and other revenues, which consist of licensing royalties and mailing lists, decreased 17% to $0.6 million in the second quarter of 2002 from $0.7 million in the second quarter of 2001. These decreases were primarily a result of the effects of the economic slowdown and resulting impact on OneSource’s customer base.

     Cost of Revenues. Total cost of revenues decreased 6% to $4.5 million for the quarter ended June 30, 2002 from $4.7 million for the quarter ended June 30, 2001. As a percentage of total revenues, total cost of revenues decreased to 31% for the quarter ended June 30, 2002 from 32% for the quarter ended June 30, 2001. These decreases were primarily the result of lower effective royalty rates paid to information providers and reduction of costs associated with the expansion of OneSource’s proprietary CorpTech high-technology database.

     Cost of Web-based product revenues decreased by 2% to $4.0 million for the quarter ended June 30, 2002 from $4.1 million for the quarter ended June 30, 2001. This decrease was primarily the result of lower effective royalty rates paid to information providers. As a percentage of total Web-based product revenues, total cost of Web-based product revenues for each of the quarters ended June 30, 2002 and 2001 was 29%.

     Cost of CD Rom product and other revenues decreased 33% to $0.4 million for the quarter ended June 30, 2002 from $0.6 million for the quarter ended June 30, 2001. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues decreased to 72% for the quarter ended June 30, 2002 from 88% for the quarter ended June 30, 2001. These decreases were primarily due to the reduction of costs associated with the expansion of OneSource’s proprietary CorpTech high-technology database.

     Selling and Marketing Expense. Selling and marketing expense decreased 18% to $4.2 million for the quarter ended June 30, 2002 from $5.1 million for the quarter ended June 30, 2001. Selling and marketing expense decreased as a percentage of total revenues to 29% for the quarter ended June 30, 2002 from 34% for the quarter ended June 30, 2001. These decreases were principally due to decreased compensation related and travel and entertainment expenses, which were primarily related to workforce reductions in 2001. OneSource expects modest increases in selling and marketing expense in the upcoming quarter as it intends to invest in programs focused on Global 5000 companies, its target market.

     Platform and Product Development Expense. Platform and product development expense increased 36% to $2.7 million for the quarter ended June 30, 2002 from $2.0 million for the quarter ended June 30, 2001. Platform and product development expense increased as a percentage of total revenues to 19% for the quarter ended June 30, 2002 from 13% for the quarter ended June 30, 2001. These increases were primarily the result of higher compensation related expenses due to increased staffing for product development and recruiting expense. OneSource expects modest increases in platform and product development expense in the upcoming quarter as it intends to invest in the tools and technology to fulfill the needs of Global 5000 companies, its target market.

     General and Administrative Expense. General and administrative expense decreased 8% to $1.3 million for the quarter ended June 30, 2002 from $1.4 million for the quarter ended June 30, 2001. This decrease was due principally to decreased compensation related expenses. General and administrative expense as a percentage of total revenues remained the same at 9% for each of the quarters ended June 30, 2002 and June 30, 2001.

     Amortization of Goodwill. Amortization of goodwill decreased to zero for the quarter ended June 30, 2002 from $0.3 million for the quarter ended June 30, 2001. This decrease was the result of OneSource’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and its requirement to cease the amortization of goodwill as of January 1, 2002.

     Amortization of Other Intangible Assets. Amortization of other intangible assets was $0.1 million for both quarters ended June 30, 2002 and 2001.

     Interest Income, Net. Interest income, net of interest expense, decreased 70% to $0.1 million for the quarter ended June 30, 2002 from $0.3 million for the quarter ended June 30, 2001. The decrease was primarily the result of lower rates on invested funds, as well as a decrease in average invested balance, primarily due to treasury stock purchases.

      Provision for Income Taxes. Provision for income taxes decreased to $0.6 million for the quarter ended June 30, 2002 from $0.7 million for the quarter ended June 30, 2001. This decrease was principally due to a lower effective tax rate in 2002.

Comparison of Results for the Six Months Ended June 30, 2002 and June 30, 2001

     Revenues. Total revenues decreased 3% to $28.6 million for the six months ended June 30, 2002 from $29.5 million for the six months ended June 30, 2001.

     Web-based product revenues decreased 2% to $27.5 million for the six months ended June 30, 2002 from $28.0 million for the six months ended June 30, 2001. At the same time, CD Rom product and other revenues, which consist of licensing royalties and mailing lists, decreased 20% to $1.1 million for the first six months of 2002 from $1.4 million for the first six months of 2001. These decreases were primarily a result of the effects of the economic slowdown and resulting impact on OneSource’s customer base.

     Cost of Revenues. Total cost of revenues decreased 5% to $8.9 million for the six months ended June 30, 2002 from $9.4 million for the six months ended June 30, 2001. As a percentage of total revenues, total cost of revenues decreased to 31% for the six months ended June 30, 2002 from 32% for the six months ended June 30, 2001. The decrease in total cost of revenues was principally due to lower effective royalty rates paid to information providers and the reduction of costs associated with the expansion of OneSource’s proprietary CorpTech high-technology database offset partially by increased depreciation expense associated with computer equipment used for data processing and on-line requirements and software cost amortization. The decrease as a percentage of total revenues was primarily the result of the reduction of costs associated with the expansion of OneSource’s proprietary CorpTech high-technology database.

     Cost of Web-based product revenues decreased by 1% to $8.0 million for the six months ended June 30, 2002 from $8.1 million for the six months ended June 30, 2001, primarily due to lower effective royalty rates paid to information providers, offset partially by increased depreciation expense and software cost amortization. As a percentage of Web-based product revenues, cost of Web-based product revenues for each of the quarters ended June 30, 2002 and 2001 was 29%.

     Cost of CD Rom product and other revenues decreased 32% to $0.8 million for the six months ended June 30, 2002 from $1.2 million for the six months ended June 30, 2001. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues decreased to 73% for the six months ended June 30, 2002 from 85% for the six months ended June 30, 2001. These decreases were primarily due to the reduction of costs associated with the expansion of OneSource’s proprietary CorpTech high-technology database.

     Selling and Marketing Expense. Selling and marketing expense decreased 24% to $7.9 million for the six months ended June 30, 2002 from $10.4 million for the six months ended June 30, 2001. Selling and marketing expense decreased as a percentage of total revenues to 28% for the six months ended June 30, 2002 from 35% for the six months ended June 30, 2001. These decreases were principally due to decreased compensation related, recruiting, travel and entertainment, and marketing expenses, which were primarily related to workforce reductions in 2001. OneSource expects modest increases in selling and marketing expense as it intends to invest in programs focused on Global 5000 companies, its target market.

     Platform and Product Development Expense. Platform and product development expense increased 32% to $5.4 million for the six months ended June 30, 2002 from $4.1 million for the six months ended June 30, 2001. Platform and product development expense increased as a percentage of total revenues to 19% for the six months ended June 30, 2002 from 14% for the six months ended June 30, 2001. These increases were primarily the result of higher compensation related expenses due to increased staffing for product development and recruiting expense. OneSource expects modest increases in platform and product development expense as it intends to invest in the tools and technology to fulfill the needs of Global 5000 companies, its target market.

     General and Administrative Expense. General and administrative expense increased 4% to $2.9 million for the six months ended June 30, 2002 from $2.8 million for the six months ended June 30, 2001. General and administrative expense increased as a percentage of total revenues to 10% for the six months ended June 30, 2002 from 9% for the six months ended June 30, 2001. These increases were primarily due to increased recruiting and travel and entertainment expenses.

     Amortization of Goodwill. Amortization of goodwill decreased to zero for the six months ended June 30, 2002 from $0.5 million for the six months ended June 30, 2001. This decrease was the result of OneSource’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and its requirement to cease the amortization of goodwill as of January 1, 2002.

     Amortization of Other Intangible Assets. Amortization of other intangible assets was $0.2 million for both six-month periods ended June 30, 2002 and 2001.

     Interest Income, Net. Interest income, net of interest expense, decreased 66% to $0.2 million for the six months ended June 30, 2002 from $0.6 million for the six months ended June 30, 2001. The decrease was primarily the result of lower rates on invested funds, and a decrease in average invested balance, primarily due to increasing treasury stock purchases.

     Provision for Income Taxes. Provision for income taxes increased to $1.3 million for the six months ended June 30, 2002 from $1.1 million for the six months ended June 30, 2001. This increase was due to pre-tax income of $3.5 million at the applicable tax rates for the six months ended June 30, 2002, as compared to pre-tax income of $2.8 million at the applicable tax rates for the six months ended June 30, 2001.

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

     The calculation of annualized contract value for OneSource’s Web-based products is illustrated below:

		One Month of
	Web-Based	Invoiced Fees
	Deferred	in Deferred	Annualized
Measurement Date	Revenues	Revenues	Contract Value

		(In thousands)
June 30, 2001	$27,080	$4,890.2	$58,682
June 30, 2002	24,510	4,619.6	55,435

     The aggregate annualized contract value for Web-based products was $55.4 million as of June 30, 2002, compared to $58.7 million as of June 30, 2001, representing a decrease in annualized contract value of 6%. Of this $55.4 million, $46.1 million was attributable to those customers that were under contract as of both June 30, 2002 and 2001. The renewal rate for subscribers of the Business Browser product line, as of June 30, 2002, was 75% calculated on a dollar basis, whereas the renewal rate for those subscribers that also use the AppLink application programming interface toolkit, as of June 30, 2002, was 79% calculated on a dollar basis.

     The number of Web-based customers decreased 3% to 831 at June 30, 2002 from 856 at June 30, 2001. On average, OneSource’s customers for Web-based products as of June 30, 2002 had an annualized contract value of $66,700 per customer, compared to an average annualized contract value of $68,544 per customer as of June 30, 2001, which represents a 3% decrease.

     As of June 30, 2002, 45 organizations subscribed to the AppLink application programming interface toolkit, generating, on average, approximately $350,000 each in annualized contract value.

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

     Cash and cash equivalents totaled $23.5 million at June 30, 2002, compared to $18.2 million at December 31, 2001. The increase of $5.3 million from December 31, 2001 was due to funds provided by operating activities of $8.3 million, partially offset by net cash used in investing activities of $1.1 million and financing activities of $2.0 million.

     Net cash provided by operating activities was $8.3 million for the six months ended June 30, 2002, compared to $7.5 million for the six months ended June 30, 2001. The net change of $0.8 million period to period was primarily the result of net income of $2.2 million in 2002 compared to net income of $1.6 million in 2001.

      Net cash used in investing activities was $1.1 million for the six months ended June 30, 2002 compared to $1.6 million for the six months ended June 30, 2001. Net cash used in investing activities was primarily for purchases of property and equipment of $0.7 million during the six months ended June 30, 2002 and $1.2 million during the six months ended June 30, 2001, as well as $0.4 million for capitalized software development costs for the six months ended June 30, 2002 as compared to $0.5 million for the six months ended June 30, 2001.

     Net cash used in financing activities was $2.0 million for the six months ended June 30, 2002, compared to net cash provided by financing activities of $0.5 million for the six months ended June 30, 2001. Net cash used in financing activities as of June 30, 2002 primarily consisted of the repurchase of common stock of $2.5 million, offset in part by net proceeds from the sale of common stock under our various stock option and stock purchase plans. Net cash provided by financing activities in 2001 primarily consisted of net proceeds from the sale of common stock under various stock option and stock purchase plans, offset in part by the repurchase of common stock and repayments of capital lease obligations.

     OneSource does not currently have a line of credit, but intends to enter into a revolving line of credit for letters of credit, equipment financing, and general working capital.

     OneSource believes that its current cash and cash equivalents and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the following twelve months.

     In April 2001, OneSource announced a stock buyback program to repurchase up to 1,000,000 shares of OneSource common stock over the following twelve months. Through December 31, 2001, OneSource had repurchased 960,600 shares of its common stock. In January 2002, OneSource repurchased the remaining 39,400 shares of its common stock authorized under this program at an average price of $9.67 per share.

     In January 2002, OneSource’s Board of Directors announced a second stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. As of June 30, 2002, under this second stock buyback program, OneSource had repurchased 293,000 shares of its common stock for a total cost of $2.1 million at an average price of $7.20 per share. OneSource intends to use its existing cash and cash equivalents balances to execute additional repurchases under this second stock buyback program.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminated the pooling-of-interests method. SFAS No. 142 became effective for OneSource as of January 1, 2002, and required, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 required OneSource to complete a transitional goodwill impairment test within six months from the date of adoption. OneSource has performed a goodwill impairment test and has determined that there was no impairment.

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is scheduled to become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” OneSource does not expect that the adoption of SFAS No. 146 will have a significant impact on its financial position and results of operations.

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

     WE HAVE A CUMULATIVE DEFICIT AND EXPECT TO CONTINUE TO HAVE A CUMULATIVE DEFICIT FOR THE FORESEEABLE FUTURE, AND WE MAY NOT SUSTAIN OR INCREASE PROFITS UNLESS WE CONTINUE TO LEVERAGE OUR ROYALTY PAYMENTS AND OPERATING EXPENSES WITH REVENUES FROM OUR WEB-BASED PRODUCTS. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998, $6.4 million in 1999, and $2.0 million in 2000, and had income from operations of $5.7 million in 2001 and $3.3 million for the six months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of $7.2 million. If we are unable to leverage our royalty payments and operating expenses with revenues from our Web-based products, then we may not be able to sustain or increase profits.

      WE RELY ON GENERATING SUBSCRIPTION REVENUES FROM OUR BUSINESS BROWSER PRODUCT LINE, AND WE MAY NOT SUSTAIN OR INCREASE PROFITS UNLESS DEMAND FOR OUR BUSINESS BROWSER PRODUCTS REMAINS THE SAME OR CONTINUES TO GROW. Subscription revenues from our Business Browser product line accounted for 96% of total revenues for the six months ended June 30, 2002, 95% of total revenues in 2001, 91% of total revenues in 2000, 90% of total revenues in 1999, 53% of total revenues in 1998, and 11% of total revenues in 1997. At the end of 2000, we phased out our legacy CD Rom products that were not part of the Business Browser product line. As a result, our future financial condition may depend heavily on the success or failure of our Business Browser product line. Business Browser products were introduced in December 1996, and it is difficult to predict demand and market acceptance for these products in the rapidly evolving Web-based business information services market. If the demand for Business Browser products does not remain the same or continue to grow, whether due to, among other factors, increased competition, lack of market acceptance, insufficient enhancements, failure of Internet or Web use to grow in general, or technological change, we may not be able to sustain or increase profits.

     OUR SALES EFFORTS TO OUR TARGET MARKET MAY BE LENGTHY, INVOLVE DELAYS, OR INVOLVE UNCERTAINTY, ALL OF WHICH MAY ADVERSELY IMPACT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. Selling our products to our target market, Global 5000 companies, involves sales cycles that we believe are potentially longer and more uncertain than those involving small-size organizations. Our customers generally commit significant time and resources to evaluate our products, and they often require us to expend substantial time, effort, and money to educate them about our products and solutions. In addition, these sales efforts often require final approval from our customers’ senior level management, potentially resulting in delays to the sales cycle. Any of these factors may extend the sales cycle and increase the uncertainty of whether a sale will actually be completed. The timing and uncertainty of sales and the length of the sales cycle may cause our operating results to vary significantly from quarter to quarter and may have a material adverse impact on our business, operating results, and financial condition.

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

     COMPETITION IN OUR INDUSTRY IS INTENSE AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO; THIS COMPETITION MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. The business information services industry is intensely competitive. Several of our information providers compete against each other and in some cases with us. We face direct or indirect competition from numerous companies including the following:

•	large, well-established business and financial information providers such as Dow Jones & Co., Pearson PLC, Reuters Group PLC, and McGraw-Hill Companies Inc.;

•	aggregators of business and financial information, such as LexisNexis Group (a Reed Elsevier Plc subsidiary), The Dialog Corporation (a Thomson Corporation subsidiary), Factiva (a Dow Jones & Co. subsidiary), NewsEdge Corporation (a Thomson Corporation subsidiary), and Bureau Van Dijk Computer Services SA;

•	providers of company information, such as Thomson Financial, Inc. (a Thomson Corporation subsidiary), Market Guide Inc. (a Multex.com, Inc. subsidiary), Hemscott Group Ltd., and Hoovers, Inc.;

•	providers of sales, marketing, and credit information such as Dun & Bradstreet, Inc. (a D&B Corp. subsidiary), InfoUSA Inc., and Siebel Systems, Inc.; and

•	Web retrieval, Web “portal” companies, and other free or low-cost mass market on-line services, such as Yahoo! Inc., AOL-Time Warner, Inc., MarketWatch.com, Inc., and TheStreet.com, Inc.

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

     POTENTIAL GROWTH IN OUR FUTURE OPERATIONS MAY STRAIN OUR MANAGERIAL AND FINANCIAL RESOURCES AND OPERATING SYSTEMS. FAILURE TO SUCCESSFULLY MANAGE GROWTH, OR UNEXPECTED DIFFICULTIES DURING EXPANSION, MAY MATERIALLY AND ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. We have experienced growth in our operations and plan to pursue growth opportunities as relate to Business Browser product and AppLink application programming interface toolkit subscriptions, particularly in our target market accounts. In order to support such potential growth, we may need to: (i) implement and improve relevant financial, operational, and management controls; reporting systems; and procedures on a timely basis; (ii) expand, train, and manage our employee base; and (iii) improve the coordination among our staff responsible for product and platform development, sales and marketing, and finance and administration. If we are unable to accomplish any of these objectives during a period of growth, our operating results and financial condition may be materially and adversely impacted.

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

     WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS, WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO PERFORM RELIABLE PERIOD-TO-PERIOD COMPARISONS, AND CONTRIBUTE TO VOLATILITY IN THE MARKET PRICE FOR OUR COMMON STOCK, THUS POTENTIALLY REDUCING INVESTMENT IN OUR STOCK. Our quarterly revenues, gross profits, and operating results may fluctuate in the future. In addition, we believe that an important measure of our business is the annualized contract value at the end of each period, which also may fluctuate. Causes of such fluctuations have included and may include, among other factors, as follows:

•	changes in demand for our products and services;

•	the size, value and timing of both new and renewal subscriptions with our corporate customers;

•	the cost and renewal status of contracts with our content providers;

•	competition (particularly price, product and service competition);

•	increases in selling and marketing expense, as well as other operating expenses;

•	technical difficulties or system downtime affecting our products or the Web generally;

•	overall performance of our products, services, and technology;

•	our ability to develop, market, and introduce new and enhanced versions of our products on a timely basis;

•	economic conditions specific to the Web, as well as general economic and political conditions; and

•	consolidation of our customers.

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

     OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. However, OneSource’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the six months ended June 30, 2002.

     OneSource also owns money market funds that are sensitive to market risks as part of OneSource’s investment portfolio. The investment portfolio is used to preserve OneSource’s capital until it is required to fund operations, including OneSource’s sales and marketing and product development activities. None of these market-risk sensitive instruments are held for trading purposes. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. OneSource does not enter into derivatives or any other financial instruments for trading or speculative purposes. OneSource has no long-term debt obligations. As of the six months ended June 30, 2002, OneSource had $23.5 million in cash and cash equivalents.

PART II– OTHER INFORMATION

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

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

a.	The annual meeting of stockholders was held on May 22, 2002.

b.	The four directors elected at the meeting were Martin Kahn, Daniel J. Schimmel, Carl P. Fisher, and Henry Ancona.

c.	A vote was proposed to (1) elect four directors to OneSource’s Board of Directors, each to serve for a term of one year or until his successor is duly elected and qualified; (2) consider and act upon a proposal to approve an amendment to the 1999 Stock Option and Incentive Plan to increase the maximum number of shares of Common Stock on which options can be awarded to any one participant in any fiscal year pursuant to said plan by 150,000 shares; and (3) ratify the selection of PricewaterhouseCoopers LLP, independent accountants, as auditors for the fiscal year ending December 31, 2002.

     The voting results were as follows:

		Votes	Votes	Votes	Broker
		For	Against	Withheld	Abstained

(1)	Martin Kahn Daniel J. Schimmel Carl P. Fisher Henry Ancona	10,210,659 8,951,921 10,217,321 10,217,321		32,133 1,290,871 25,471 25,471

(2)	Amendment to 1999 Stock Option and Incentive Plan	7,433,515		2,805,077	4,200

(3)	Ratification of PricewaterhouseCoopers LLP	10,238,304		1,781	2,707

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description

10.1	1999 Stock Option and Incentive Plan, as amended
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

There were no reports on Form 8-K filed by OneSource for the quarter ending June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OneSource Information Services, Inc.

Date: August 14, 2002	By: /s/ Roy D. Landon Roy D. Landon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Sequentially
Exhibit		Numbered
Number	Description	Page

10.1	1999 Stock Option and Incentive Plan, as amended	36
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	44
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	45