Form 10-Q
period 2002-09-30
ONESOURCE INFORMATION SERVICES INC
filed 2002-11-14
CIK 1079880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from __________ to __________

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

     Yes  ☒       No  ☐

The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of November 13, 2002 was 11,635,579.

OneSource Information Services, Inc.

PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$24,129	$18,162
Accounts receivable, net of allowance for doubtful accounts of $402 and $770 at September 30, 2002 and December 31, 2001, respectively	7,966	16,925
Deferred royalties	2,299	3,133
Deferred commissions	1,195	1,342
Prepaid expenses and other current assets	986	380

Total current assets	36,575	39,942
Property and equipment, net	3,838	4,353
Goodwill	4,581	4,978
Other intangible assets, net	1,300	1,645
Restricted time deposit	603	603
Long-term deferred royalties	1,489	1,026
Other assets, net	1,761	996

Total assets	$50,147	$53,543

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,418	$1,734
Accrued compensation and benefits	1,865	2,171
Accrued expenses	3,886	2,655
Accrued royalties	2,829	3,839
Deferred revenues	24,285	27,144

Total current liabilities	34,283	37,543

Stockholders’ equity:
Preferred stock, $0.01 par value:
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value:
35,000,000 shares authorized; 13,287,453 shares issued and 11,658,642 shares outstanding at September 30, 2002; 13,021,464 shares issued and 12,060,864 shares outstanding at December 31, 2001	133	130
Additional paid-in capital	34,106	33,154
Unearned compensation	(7)	(77)
Accumulated deficit	(6,084)	(9,377)
Accumulated other comprehensive income	338	267
Treasury stock, at cost	(12,622)	(8,097)

Total stockholders’ equity	15,864	16,000

Total liabilities and stockholders’ equity	$50,147	$53,543

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Web-based product	$14,042	$14,059	$41,494	$42,108
CD Rom product and other	515	611	1,660	2,045

	14,557	14,670	43,154	44,153

Cost of revenues:
Web-based product	4,063	4,123	12,097	12,265
CD Rom product and other	438	469	1,271	1,693

	4,501	4,592	13,368	13,958

Gross profit	10,056	10,078	29,786	30,195

Operating expenses:
Selling and marketing	4,385	4,143	12,297	14,522
Platform and product development	2,279	2,080	7,673	6,159
General and administrative	1,677	1,490	4,543	4,243
Restructuring	—	374	—	374
Amortization of goodwill	—	253	—	772
Amortization of other intangible assets	115	115	345	345

Total operating expenses	8,456	8,455	24,858	26,415

Income from operations	1,600	1,623	4,928	3,780
Interest expense	(32)	—	(32)	(2)
Interest income	127	76	331	675

Income before provision for income taxes	1,695	1,699	5,227	4,453
Provision for income taxes	627	681	1,934	1,790

Net income	$1,068	$1,018	$3,293	$2,663

Basic earnings per share	$0.09	$0.08	$0.28	$0.21
Diluted earnings per share	$0.09	$0.07	$0.26	$0.20
Weighted average common shares outstanding:
Basic	11,797	12,547	11,927	12,513
Diluted	12,368	13,604	12,623	13,640

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	For the nine months ended
	September 30,

	2002	2001

Increase (Decrease) in Cash and Cash Equivalents
Cash flows relating to operating activities:
Net income	$3,293	$2,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,383	2,258
Amortization of goodwill	—	772
Amortization of other intangible assets	345	345
Amortization of unearned compensation relating to grants of stock options	70	73
Tax benefits of disqualifying dispositions of stock options	554	1,060
Loss on disposal of fixed assets	7	23
Changes in operating assets and liabilities:
Accounts receivable	9,138	9,059
Deferred royalties	834	1,472
Deferred commissions	147	726
Prepaid expenses and other assets	(723)	(15)
Long-term deferred royalties	(463)	—
Accounts payable	(312)	(725)
Acccrued compensation and benefits	(178)	(1,293)
Accrued expenses	1,542	(635)
Accrued royalties	(1,010)	(2,334)
Deferred revenues	(3,366)	(4,794)

Net cash provided by operating activities	12,261	8,655

Cash flows relating to investing activities:
Purchases of property and equipment	(1,437)	(1,524)
Capitalization of software development costs	(1,047)	(723)

Net cash used by investing activities	(2,484)	(2,247)

Cash flows relating to financing activities:
Issuance of stock pursuant to stock options and employee stock purchase plan	852	1,658
Repurchase of common stock	(4,976)	(4,113)
Repayment of capital lease obligations	—	(33)

Net cash used by financing activities	(4,124)	(2,488)

Effect of exchange rate changes on cash and cash equivalents	314	52

Increase in cash and cash equivalents	5,967	3,972
Cash and cash equivalents, beginning of period	18,162	17,338

Cash and cash equivalents, end of period	$24,129	$21,310

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Basis of Presentation

     The accompanying consolidated financial statements of OneSource Information Services, Inc. (“OneSource”) as of September 30, 2002 and for the three and nine-month periods ended September 30, 2002 and 2001 are unaudited. In the opinion of OneSource’s management, these unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for those periods. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results of operations for the year ending December 31, 2002.

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

2.     Earnings Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the sum of the weighted average number of common stock outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock from the assumed exercise of stock options using the treasury stock method.

     Shares used in calculating basic and diluted earnings per share are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Weighted average shares outstanding used for basic earnings per share	11,797	12,547	11,927	12,513
Dilutive stock options	571	1,057	696	1,127

Weighted average shares outstanding used for diluted earnings per share	12,368	13,604	12,623	13,640

     Options to purchase 2,690,970 and 1,048,203 shares of common stock were outstanding as of September 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of OneSource’s common stock during the three and nine months ended September 30, 2002 and 2001.

3.     Goodwill and Other Intangible Assets

     As of January 1, 2002, OneSource adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually, or more frequently if impairment indicators arise.

     In connection with the adoption of SFAS No. 142, OneSource was required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS No. 142 requires that OneSource identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units. OneSource has concluded that it currently has one reporting unit, and has assigned the entire balance of goodwill to this reporting unit for purposes of performing the transitional impairment test. The fair value of this reporting unit was determined using OneSource’s market capitalization based on the closing price of its common stock as quoted on the Nasdaq. OneSource completed its transitional impairment assessment of goodwill during the first quarter of 2002, and determined that goodwill was not impaired. OneSource performed its annual goodwill impairment test during the third quarter of 2002, and determined that goodwill was not impaired as OneSource’s fair value exceeded the net assets of the reporting unit, including goodwill. OneSource will continue to perform its annual goodwill impairment test during the third quarter of each fiscal year as well as on an event-driven basis, as required under SFAS No. 142.

     The following table reflects the unaudited adjusted net income of OneSource, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except earnings per share)
Net income, as reported	$1,068	$1,018	$3,293	$2,663
Add back: amortization expense	—	253	—	772

Net income, as adjusted	$1,068	$1,271	$3,293	$3,435

Basic earnings per common share:
As reported	$0.09	$0.08	$0.28	$0.21
As adjusted	$0.09	$0.10	$0.28	$0.27
Diluted earnings per common share:
As reported	$0.09	$0.07	$0.26	$0.20
As adjusted	$0.09	$0.09	$0.26	$0.25

     Other intangible assets consist of the following:

	September 30, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Non-compete agreement	$400	$(400)	$—	$400	$(300)	$100
Subscriber list	1,150	(475)	675	1,150	(357)	793
Database	986	(423)	563	986	(317)	669
Trademark	145	(83)	62	145	(62)	83

	$2,681	$(1,381)	$1,300	$2,681	$(1,036)	$1,645

     In January 2002, OneSource reviewed the useful lives of other intangible assets, and determined no adjustments were necessary.

     The following table summarizes estimated future amortization expense related to other intangible assets recorded at September 30, 2002 for the periods indicated:

Estimated
Year ending	Amortization
December 31,	Expense

(In thousands)
2002 (Remainder)	$83
2003	327
2004	327
2005	299
2006	264

$1,300

4.     Comprehensive Income

     Total comprehensive income, which includes net income and the foreign currency translation adjustment, was $1,090,000 and $3,364,000 for the three and nine months ended September 30, 2002, respectively, and $1,005,000 and $2,800,000 for the three and nine months ended September 30, 2001, respectively.

5.     Geographic Information

     Revenue was distributed geographically as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

United States	$10,467	$10,868	$31,488	$33,243
United Kingdom	4,090	3,802	11,666	10,910

	$14,557	$14,670	$43,154	$44,153

     Substantially all of OneSource’s identifiable assets are located in the United States.

6.     Treasury Stock

     In April 2001, OneSource announced a stock buyback program to repurchase up to 1,000,000 shares of OneSource’s common stock over the following twelve months. In January 2002, OneSource completed the repurchase of its common stock authorized under this program at an average price of $8.48 per share.

     In January 2002, OneSource’s Board of Directors announced a second stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. As of September 30, 2002, under this second stock buyback program, OneSource had repurchased 686,650 shares of its common stock for a total cost of $4.6 million at an average price of $6.69 per share. OneSource intends to use its existing cash and cash equivalents balances to execute additional repurchases under this second stock buyback program.

     In October 2002, OneSource’s Board of Directors announced a third stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. OneSource intends to use its existing cash and cash equivalents balances to execute additional repurchases under this third stock buyback program.

     Effective August 31, 2002, OneSource began to reissue treasury stock, using the average cost method, for stock option exercises associated with OneSource’s various stock option plans and the 1999 Employee Stock Purchase Plan, as amended. As of September 30, 2002, OneSource had reissued 57,839 shares of its treasury stock at an average cost of $7.80 per share.

7.     Recently Issued Accounting Pronouncements

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

Overview

     OneSource provides primarily Web-based business and financial information products to professionals who need quick access to timely and reliable company, industry, and market intelligence. OneSource was formed as a division of Lotus Development Corporation in 1987, and became an independent company when it was purchased in a management buy-out in 1993. Until December 1996, OneSource’s business was to provide business information to the financial community using CD Rom technology as the primary method of distribution. The introduction of the OneSource® Business BrowserSM product line in December 1996 marked a fundamental shift in the business as OneSource began a transition away from its legacy CD Rom business and toward Web-based products. The OneSource Business Browser product line is designed to be a comprehensive and easy-to-use business and financial information resource, integrating over 2,500 sources of business information from 30 business and financial information providers and the OneSource CorpTech® high-technology company database. The OneSource product line also includes the AppLinkSM software development kit. The AppLink software development kit allows OneSource customers to access and associate Business Browser content via their own internal applications and without the use of the Business Browser product user interface. These applications may be internally developed or utilize third party software, and typically apply to corporate intranets, portals, or customer relationship management platforms.

     Revenues from Web-based products accounted for $41.5 million, or 96% of total revenues, for the nine months ended September 30, 2002, in comparison to $42.1 million, or 95% of total revenues, for the nine months ended September 30, 2001. CD Rom product and other revenues, which consist of licensing royalties and mailing lists (products acquired as part of the Corporate Technology Services, Inc. acquisition) decreased to $1.7 million, or 4% of total revenues, for the nine months ended September 30, 2002, from $2.0 million, or 5% of total revenues, for the nine months ended September 30, 2001. As of September 30, 2002, 814 organizations subscribed to the Business Browser product line, and the annualized contract value for these organizations was $55.2 million.

     Revenues from both Web-based and CD Rom products primarily consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time, but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products decreased 11% to $23.8 million as of September 30, 2002 from $26.8 million as of December 31, 2001, and increased 0.4% from $23.7 million as of September 30, 2001.

     Cost of revenues consists primarily of royalties to information providers and, to a lesser extent, employee salaries and benefits, facilities allocation and related expenses, depreciation associated with computers for data processing and on-line requirements, amortization of capitalized software development costs, and Web hosting expenses. OneSource enters into contracts with information providers, which are generally for a term of at least one year and are generally automatically renewable if not canceled with advance notice. These contracts may be terminated under certain circumstances. Under these agreements, royalties are generally paid on a quarterly basis to information providers. Royalties are generally calculated as a flat percentage of OneSource’s revenues, as a per-user fee that declines as the number of authorized users of the product increases, or as a fixed fee per period, or in some cases, OneSource pays a calculated fee based upon product growth compared to like periods from the prior year. Royalties are recorded as deferred subscription costs, and are expensed as revenues are earned over the term of the contract period.

     Selling and marketing expense consists primarily of employee salaries and benefits and sales commissions paid to OneSource’s sales force, and employee salaries and benefits paid to OneSource’s customer support organization and marketing personnel, as well as facilities allocation and related expenses, external consultant expenses, direct marketing promotional materials, trade show exhibitions, and advertising. Sales commissions are paid when customers are invoiced, and are recorded as deferred subscription costs, and are expensed as revenues are earned over the term of the contract period. All other selling and marketing costs are expensed as incurred.

     Platform and product development expense consists primarily of employee salaries and benefits, facilities allocation and related expenses, as well as outside contractor expenses relating to the development of OneSource’s “platform” of core software supporting the OneSource products and the development of new products based upon this platform. Platform and product development expense includes expenses relating to the editorial staff that implements the Global Business Taxonomy™ framework to integrate disparate information sources into the OneSource Web-based products.

     General and administrative expense consists primarily of employee salaries and benefits, facilities allocation, bad debt expense, and related expenses associated with OneSource’s management, finance, purchasing, human resources, legal, management information systems, and administrative groups.

     Critical Accounting Policies, Significant Judgments and Estimates

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

     Revenue Recognition. The OneSource products are generally sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. OneSource initially records accounts receivable and defers the related revenue when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period beginning when access to products is granted to the customer in accordance with customer agreements. This policy significantly reduces subjectivity in determining the timing of revenue recognition.

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

     Deferred Subscription Costs. Deferred subscription costs represent sales commission and royalty costs that are associated with securing a subscription and procuring information to be delivered over the subscription period, respectively. These costs are deferred and amortized ratably over the associated subscription period as a component of selling and marketing expense and cost of revenues, respectively. If a contract relating to the procurement of information used in the OneSource products is terminated prematurely, for any reason, expense recognition may be accelerated and incurred sooner than originally anticipated.

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

     Intangible Assets. Intangible assets consist of goodwill, trademark, non-compete agreement, subscriber list, and a database. Intangible assets, excluding goodwill, are amortized using the straight-line method over periods of three to seven years, based on the estimated useful life. The carrying value of goodwill and other intangible assets is reviewed on a quarterly basis for the existence of facts or circumstances both internally and externally that may suggest impairment. For other intangible assets, OneSource determines whether an impairment has occurred based on gross expected future cash flows, and measures the amount of the impairment based on the related future estimated discounted cash flows. To date, no such impairment has occurred. Factors which OneSource considers important and that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” OneSource has ceased amortizing goodwill as of January 1, 2002 and will annually review the goodwill for potential impairment as well as on event-driven basis, using a fair value approach. OneSource’s fair value, which equals its market capitalization based on the closing price of its common stock as quoted on the Nasdaq, is compared to its net assets. If market capitalization exceeds net assets, it is determined that no impairment has occurred and no adjustment is required.

     Income Tax. OneSource records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. At September 30, 2002, OneSource has provided a valuation allowance for the full amount of its net deferred tax assets. While OneSource has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event OneSource were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

Comparison of Results for the Quarters Ended September 30, 2002 and September 30, 2001

     Revenues. Total revenues decreased to $14.6 million for the quarter ended September 30, 2002 from $14.7 million for the quarter ended September 30, 2001.

     Web-based product revenues decreased to $14.0 million for the quarter ended September 30, 2002 from $14.1 million for the quarter ended September 30, 2001. At the same time, CD Rom product and other revenues, which consist of licensing royalties and mailing lists, decreased 16% to $0.5 million in the third quarter of 2002 from $0.6 million in the third quarter of 2001. These decreases were primarily a result of the effects of the economic slowdown and resulting impact on OneSource’s customer base.

     Cost of Revenues. Total cost of revenues decreased 2% to $4.5 million for the quarter ended September 30, 2002 from $4.6 million for the quarter ended September 30, 2001. This decrease was primarily the result of decreased communication related expense and decreased depreciation expense associated with computer equipment used for data processing and on-line requirements. As a percentage of total revenues, total cost of revenues remained the same at 31% for each of the quarters ended September 30, 2002 and 2001.

     Cost of Web-based product revenues was $4.1 million for each of the quarters ended September 30, 2002 and 2001. As a percentage of total Web-based product revenues, total cost of Web-based product revenues was 29% for each of the quarters ended September 30, 2002 and 2001.

     Cost of CD Rom product and other revenues decreased 7% to $0.4 million for the quarter ended September 30, 2002 from $0.5 million for the quarter ended September 30, 2001. This decrease was primarily due to decreased costs associated with printed user guides for CD Roms. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues increased to 85% for the quarter ended September 30, 2002 from 77% for the quarter ended September 30, 2001. This increase was primarily the result of the decrease in CD Rom product and other revenues.

     Selling and Marketing Expense. Selling and marketing expense increased 6% to $4.4 million for the quarter ended September 30, 2002 from $4.1 million for the quarter ended September 30, 2001. Selling and marketing expense increased as a percentage of total revenues to 30% for the quarter ended September 30, 2002 from 28% for the quarter ended September 30, 2001. These increases were principally due to increased direct marketing expenses and fees paid to external consultants, partially offset by a decrease in compensation related expenses. OneSource expects modest increases in selling and marketing expense in the upcoming quarter as it intends to invest further in programs focused on Global 5000 companies, its target market.

     Platform and Product Development Expense. Platform and product development expense increased 10% to $2.3 million for the quarter ended September 30, 2002 from $2.1 million for the quarter ended September 30, 2001. Platform and product development expense increased as a percentage of total revenues to 16% for the quarter ended September 30, 2002 from 14% for the quarter ended September 30, 2001. These increases were primarily the result of higher compensation related expenses due to increased staffing and increased use of outside contractors for platform and product development. Partially offsetting these expense increases was the capitalization of software development costs that increased to $0.6 million for the quarter ended September 30, 2002 from $0.2 million for the quarter ended September 30, 2001. These costs were capitalized in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. OneSource expects modest increases in platform and product development expense in the upcoming quarter as it intends to invest further in the tools and technology to fulfill the needs of Global 5000 companies, its target market.

     General and Administrative Expense. General and administrative expense increased 13% to $1.7 million for the quarter ended September 30, 2002 from $1.5 million for the quarter ended September 30, 2001. General and administrative expense increased as a percentage of total revenues to 12% for the quarter ended September 30, 2002 from 10% for the quarter ended September 30, 2001.These increases were due principally to increased use of outside contractors for consulting services.

     Restructuring. Restructuring expense was zero for the quarter ended September 30, 2002 and $0.4 million for the quarter ended September 30, 2001. This 2001 expense was the result of cost reduction measures implemented in July 2001 including the associated reduction in OneSource’s overall workforce. Restructuring expense primarily consisted of severance related expenses.

     Amortization of Goodwill. Amortization of goodwill decreased to zero for the quarter ended September 30, 2002 from $0.3 million for the quarter ended September 30, 2001. This decrease was the result of OneSource’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and its requirement to cease the amortization of goodwill as of January 1, 2002.

     Amortization of Other Intangible Assets. Amortization of other intangible assets was $0.1 million for both quarters ended September 30, 2002 and 2001.

     Interest Income, Net. Interest income, net of interest expense, was $0.1 million for both quarters ended September 30, 2002 and 2001.

     Provision for Income Taxes. Provision for income taxes decreased to $0.6 million for the quarter ended September 30, 2002 from $0.7 million for the quarter ended September 30, 2001. This decrease was principally due to a decrease in OneSource’s effective tax rate to 37% in 2002 from 40% in 2001. The effective tax rate decrease was primarily due to OneSource’s adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment annually, or more frequently if impairment indicators arise.

Comparison of Results for the Nine Months Ended September 30, 2002 and September 30, 2001

     Revenues. Total revenues decreased 2% to $43.2 million for the nine months ended September 30, 2002 from $44.2 million for the nine months ended September 30, 2001.

     Web-based product revenues decreased to $41.5 million for the nine months ended September 30, 2002 from $42.1 million for the nine months ended September 30, 2001. At the same time, CD Rom product and other revenues, which consist of licensing royalties and mailing lists, decreased 19% to $1.7 million for the first nine months of 2002 from $2.0 million for the first nine months of 2001. These decreases were primarily a result of the effects of the economic slowdown and resulting impact on OneSource’s customer base.

     Cost of Revenues. Total cost of revenues decreased 4% to $13.4 million for the nine months ended September 30, 2002 from $14.0 million for the nine months ended September 30, 2001. As a percentage of total revenues, total cost of revenues decreased to 31% for the nine months ended September 30, 2002 from 32% for the nine months ended September 30, 2001. The decrease in total cost of revenues was principally due to lower effective royalty rates paid to information providers and the reduction of costs associated with the expansion of the OneSource CorpTech high-technology database, offset partially by amortization of capitalized software development costs. The decrease as a percentage of total revenues was primarily the result of the reduction of costs associated with the expansion of the OneSource CorpTech high-technology database in 2001.

     Cost of Web-based product revenues decreased by 1% to $12.1 million for the nine months ended September 30, 2002 from $12.3 million for the nine months ended September 30, 2001, primarily due to lower effective royalty rates paid to information providers and lower compensation related expenses, offset partially by an increase in the amortization of capitalized software development costs. As a percentage of Web-based product revenues, cost of Web-based product revenues for each of the quarters ended September 30, 2002 and 2001 was 29%.

     Cost of CD Rom product and other revenues decreased 25% to $1.3 million for the nine months ended September 30, 2002 from $1.7 million for the nine months ended September 30, 2001. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues decreased to 77% for the nine months ended September 30, 2002 from 83% for the nine months ended September 30, 2001. These decreases were primarily due to the reduction of costs associated with the expansion of the OneSource CorpTech high-technology database in 2001.

     Selling and Marketing Expense. Selling and marketing expense decreased 15% to $12.3 million for the nine months ended September 30, 2002 from $14.5 million for the nine months ended September 30, 2001. Selling and marketing expense decreased as a percentage of total revenues to 28% for the nine months ended September 30, 2002 from 33% for the nine months ended September 30, 2001. These decreases were principally due to decreased compensation related, recruiting, and travel and entertainment expenses, which were primarily related to workforce reductions in 2001, partially offset by increases in direct marketing expenses and fees paid to external consultants. OneSource expects modest increases in selling and marketing expense as it intends to invest further in programs focused on Global 5000 companies, its target market.

     Platform and Product Development Expense. Platform and product development expense increased 25% to $7.7 million for the nine months ended September 30, 2002 from $6.2 million for the nine months ended September 30, 2001. Platform and product development expense increased as a percentage of total revenues to 18% for the nine months ended September 30, 2002 from 14% for the nine months ended September 30, 2001. These increases were primarily the result of higher compensation related expenses due to increased staffing, increased use of outside contractors for platform and product development, and increased recruiting expense. Partially offsetting these expense increases was the capitalization of software development costs that increased to $1.0 million for the nine months ended September 30, 2002 from $0.7 million for the nine months ended September 30, 2001. These costs were capitalized in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. OneSource expects modest increases in platform and product development expense as it intends to invest further in the tools and technology to fulfill the needs of Global 5000 companies, its target market.

     General and Administrative Expense. General and administrative expense increased 7% to $4.5 million for the nine months ended September 30, 2002 from $4.2 million for the nine months ended September 30, 2001. General and administrative expense increased as a percentage of total revenues to 11% for the nine months ended September 30, 2002 from 10% for the nine months ended September 30, 2001. These increases were due to increased recruiting expense and increased use of outside contractors for consulting services.

     Restructuring. Restructuring expense was zero for the nine months ended September 30, 2002 and $0.4 million for the nine months ended September 30, 2001. This 2001 expense was the result of cost reduction measures implemented in July 2001 including the associated reduction in OneSource’s overall workforce. Restructuring expense primarily consisted of severance related expenses.

     Amortization of Goodwill. Amortization of goodwill decreased to zero for the nine months ended September 30, 2002 from $0.8 million for the nine months ended September 30, 2001. This decrease was the result of OneSource’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and its requirement to cease the amortization of goodwill as of January 1, 2002.

     Amortization of Other Intangible Assets. Amortization of other intangible assets was $0.3 million for both nine-month periods ended September 30, 2002 and 2001.

     Interest Income, Net. Interest income, net of interest expense, decreased 56% to $0.3 million for the nine months ended September 30, 2002 from $0.7 million for the nine months ended September 30, 2001. The decrease was primarily the result of lower rates on invested funds, which was partially offset by higher cash balances.

     Provision for Income Taxes. Provision for income taxes increased to $1.9 million for the nine months ended September 30, 2002 from $1.8 million for the nine months ended September 30, 2001. This increase was due to pre-tax income of $5.2 million at an effective tax rate of 37% for the nine months ended September 30, 2002, as compared to pre-tax income of $4.5 million at an effective tax rate of 40% for the nine months ended September 30, 2001. The effective tax rate decrease was primarily due to OneSource’s adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment annually, or more frequently if impairment indicators arise.

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

     The calculation of annualized contract value for OneSource’s Web-based products is illustrated below:

		One Month of
	Web-Based	Invoiced Fees
	Deferred	in Deferred	Annualized
Measurement Date	Revenues	Revenues	Contract Value

		(In thousands)
September 30, 2001	$23,682	$4,925.5	$59,106
September 30, 2002	23,761	4,598.3	55,180

     The aggregate annualized contract value for Web-based products was $55.2 million as of September 30, 2002, compared to $59.1 million as of September 30, 2001, representing a decrease in annualized contract value of 7%. Of this $55.2 million, $47.1 million was attributable to those customers that were under contract as of both September 30, 2002 and 2001. The renewal rate for subscribers of the Business Browser product line, as of September 30, 2002, was 75% calculated on a dollar basis, whereas the renewal rate for those subscribers that also use the AppLink software development kit, as of September 30, 2002, was 79% calculated on a dollar basis.

     The number of Web-based customers decreased 4% to 814 at September 30, 2002 from 851 at September 30, 2001. On average, OneSource’s customers for Web-based products as of September 30, 2002 had an annualized contract value of $67,800 per customer, compared to an average annualized contract value of $69,500 per customer as of September 30, 2001, which represents a 2% decrease.

     As of September 30, 2002, 45 organizations subscribed to the Business Browser product line that also use the AppLink software development kit, generating, on average, approximately $338,000 each in annualized contract value.

Liquidity and Capital Resources

     Since acquiring the business from Lotus Development Corporation in 1993, OneSource has funded operations through a combination of seller financing, proceeds received from the sale of Class P common stock and common stock in connection with the purchase of the business from Lotus Development Corporation, bank debt, proceeds received from the sale of non-strategic lines of business, capitalized equipment leases, cash flows from operations, interest income, and our initial public offering which closed in May 1999.

     Cash and cash equivalents totaled $24.1 million at September 30, 2002, compared to $18.2 million at December 31, 2001.

     Net cash provided by operating activities was $12.3 million for the nine months ended September 30, 2002, compared to $8.7 million for the nine months ended September 30, 2001. The net increase of $3.6 million period to period was primarily the result of net income of $3.3 million in 2002 compared to net income of $2.7 million in 2001, and net changes in operating assets and liabilities, which is partially offset by a decrease in depreciation and amortization of $0.6 million.

     Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2002 compared to $2.2 million for the nine months ended September 30, 2001. Net cash used in investing activities was primarily for purchases of property and equipment of $1.3 million during the nine months ended September 30, 2002 and $1.5 million during the nine months ended September 30, 2001, as well as $1.2 million for capitalized software development costs for the nine months ended September 30, 2002 as compared to $0.7 million for the nine months ended September 30, 2001.

     Net cash used in financing activities was $4.1 million for the nine months ended September 30, 2002, compared to $2.5 million for the nine months ended September 30, 2001. Net cash used in financing activities primarily consisted of the repurchase of common stock of $5.0 million during the nine months ended September 30, 2002 and $4.1 million during the nine months ended September 30, 2001, offset in part by proceeds from the sale of common stock under various stock option and stock purchase plans of $0.9 million during the nine months ended September 30, 2002 and $1.7 million during the nine months ended September 30, 2001.

     OneSource believes that its current cash and cash equivalents and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the following twelve months.

     In April 2001, OneSource announced a stock buyback program to repurchase up to 1,000,000 shares of OneSource common stock over the following twelve months. In January 2002, OneSource completed the repurchase of its common stock authorized under this program at an average price of $8.48 per share.

     In January 2002, OneSource’s Board of Directors announced a second stock buyback program to repurchase up to an additional $5.0 million of its common stock over the next twelve months. As of September 30, 2002, under this second stock buyback program, OneSource had repurchased 686,650 shares of its common stock for a total cost of $4.6 million at an average price of $6.69 per share. OneSource intends to use its existing cash and cash equivalents balances to execute additional repurchases under this second stock buyback program.

     In October 2002, OneSource’s Board of Directors announced a third stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. OneSource intends to use its existing cash and cash equivalents balances to execute additional repurchases under this third stock buyback program.

     Effective August 31, 2002, OneSource began to reissue treasury stock, using the average cost method, for stock option exercises associated with OneSource’s various stock option plans and the 1999 Employee Stock Purchase Plan, as amended. As of September 30, 2002, OneSource had reissued 57,839 shares of its treasury stock at an average cost of $7.80 per share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     WE HAVE A CUMULATIVE DEFICIT AND EXPECT TO CONTINUE TO HAVE A CUMULATIVE DEFICIT FOR THE FORESEEABLE FUTURE, AND WE MAY NOT SUSTAIN OR INCREASE PROFITS UNLESS WE CONTINUE TO LEVERAGE OUR ROYALTY PAYMENTS AND OPERATING EXPENSES WITH REVENUES FROM OUR WEB-BASED PRODUCTS. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998, $6.4 million in 1999, and $2.0 million in 2000, and had income from operations of $5.7 million in 2001 and $4.9 million for the nine months ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of $6.1 million. If we are unable to leverage our royalty payments and operating expenses with revenues from our Web-based products, then we may not be able to sustain or increase profits.

     WE RELY ON GENERATING SUBSCRIPTION REVENUES FROM OUR BUSINESS BROWSER PRODUCT LINE, AND WE MAY NOT SUSTAIN OR INCREASE PROFITS UNLESS DEMAND FOR OUR BUSINESS BROWSER PRODUCTS REMAINS THE SAME OR CONTINUES TO GROW. Subscription revenues from our Business Browser product line accounted for 96% of total revenues for the nine months ended September 30, 2002, 95% of total revenues in 2001, 91% of total revenues in 2000, 90% of total revenues in 1999, 53% of total revenues in 1998, and 11% of total revenues in 1997. At the end of 2000, we phased out our legacy CD Rom products that were not part of the Business Browser product line. As a result, our future financial condition may depend heavily on the success or failure of our Business Browser product line. Business Browser products were introduced in December 1996, and it is difficult to predict demand and market acceptance for these products in the rapidly evolving Web-based business information services market. If the demand for Business Browser products does not remain the same or continue to grow, whether due to, among other factors, increased competition, lack of market acceptance, insufficient enhancements, failure of Internet or Web use to grow in general, or technological change, we may not be able to sustain or increase profits.

     OUR SALES EFFORTS TO OUR TARGET MARKET MAY BE LENGTHY, INVOLVE DELAYS, OR INVOLVE UNCERTAINTY, ALL OF WHICH MAY ADVERSELY IMPACT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. Selling our products to Global 5000 companies, our target market, involves sales cycles that we believe are potentially longer and more uncertain than those involving small-size organizations. Our customers generally commit significant time and resources to evaluate our products, and they often require us to expend substantial time, effort, and money to educate them about our products and solutions. In addition, these sales efforts often require final approval from our customers’ senior level management, potentially resulting in delays to the sales cycle. Any of these factors may extend the sales cycle and increase the uncertainty of whether a sale will actually be completed. The timing and uncertainty of sales and the length of the sales cycle may cause our operating results to vary significantly from quarter to quarter and may have a material adverse impact on our business, operating results, and financial condition.

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

     GENERAL ECONOMIC AND GEOPOLITICAL CONDITIONS MAY NEGATIVELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. An ongoing economic downturn and uncertain geopolitical environment may cause organizations to delay or forego entirely investments in value-added business information products such as the Business Browser product line and the AppLink software development kit. We have experienced these effects in the last year as a result of the recent economic slowdown and the tragic events occurring on September 11, 2001. A prolonged recession and geopolitical crisis may cause organizations that comprise our target market to significantly reduce discretionary spending with business information providers and create a greater risk of business failure among existing subscribers. These effects may have a material adverse effect on our operating results and financial condition.

     IF OUR INFORMATION PROVIDERS PROVIDE US WITH INACCURATE OR UNRELIABLE DATA, FAIL TO TRANSMIT THEIR DATA FEEDS, CEASE DOING BUSINESS WITH US, OR REQUIRE US TO SIGNIFICANTLY INCREASE OUR ROYALTY OBLIGATIONS, FUTURE SALES OF OUR WEB-BASED PRODUCTS MAY BE JEOPARDIZED, AND THIS MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. We depend significantly on information providers to supply accurate and reliable information and data feeds to us on a timely basis. Our Web-Based products may experience interruptions (and potentially may be compromised) due to any failure, delay, or cut-off in the transmission or receipt of this information, or a requirement by our information providers that royalty payments be significantly increased. In addition, our products may be negatively affected if our information providers provide us with faulty or erroneous data that becomes integrated into our products. We may then have to seek alternatives to the information providers’ information and data feeds, and, in some cases, it is possible that reasonable alternatives may not exist without resorting to multiple sources, or may not be provided in a timely manner. This may result in increased costs or reduced functionality of our products and may materially and adversely affect our business, operating results, and financial condition.

     IF OUR THIRD PARTY HOSTING FACILITY SUFFERED A DISASTER, IT MAY BE COSTLY TO CORRECT, AND OUR BUSINESS MAY SUFFER SIGNIFICANT LOSSES. Our third party hosting facility may suffer a disaster relating to the facility, its power supplies, or telecommunications transports. Defects, errors, or a disaster at our third party hosting facility also may result in significant downtime, and our business may as a consequence suffer significantly from potential adverse customer reaction, litigation, negative publicity, loss of revenues, or harm to our reputation.

     IF OUR SOFTWARE OR HARDWARE BECOMES DEFECTIVE, OR IF OUR SOFTWARE, HARDWARE, OR WEB SITE BECOMES THE TARGET OF INTENTIONAL DISRUPTIONS, DIRECTLY OR INDIRECTLY, OUR PRODUCTS MAY BE NEGATIVELY IMPACTED, AND OUR REPUTATION, FUTURE SALES, OPERATING RESULTS, AND FINANCIAL CONDITION MAY BE HARMED IF THESE EFFORTS ARE SUCCESSFUL. Complex software like the software we develop and use and the hardware we use for our products may contain or develop errors or defects, especially when first implemented, that may be difficult and costly to correct. In addition, our software, hardware, or Web site may become the target of intentional disruptions, directly or indirectly, including software viruses and malicious code specifically designed to impede the performance of our products; such software viruses and malicious code may avoid detection by our anti-virus software in place. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our Web site and misappropriate proprietary information or cause interruptions to the delivery of our products. As a result, our activities may be substantially disrupted, and our reputation, future sales, operating results, and financial condition may be adversely affected if these efforts are successful.

     POTENTIAL GROWTH IN OUR FUTURE OPERATIONS MAY STRAIN OUR MANAGERIAL AND FINANCIAL RESOURCES AND OPERATING SYSTEMS. FAILURE TO SUCCESSFULLY MANAGE GROWTH, OR UNEXPECTED DIFFICULTIES DURING EXPANSION, MAY MATERIALLY AND ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. We have experienced growth in our operations and plan to pursue growth opportunities as relate to Business Browser product and AppLink software development kit subscriptions, particularly in our target market accounts. In order to support such potential growth, we may need to: (i) implement and improve relevant financial, operational, and management controls; reporting systems; and procedures on a timely basis; (ii) expand, train, and manage our employee base; and (iii) improve the coordination among our staff responsible for product and platform development, sales and marketing, and finance and administration. If we are unable to accomplish any of these objectives during a period of growth, our operating results and financial condition may be materially and adversely impacted.

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

     WE MAY BE SUBJECT TO POTENTIAL LITIGATION BY ANY THIRD PARTY CONCERNING THE INFRINGEMENT OF ANY PROPRIETARY RIGHT, AND SUCH LITIGATION MAY BE COSTLY AND TIME CONSUMING. IN ADDITION, WE MAY HAVE TO INCUR LEGAL EXPENSES TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. There has been substantial litigation in the information services industry involving intellectual property rights. Although we believe that we have not infringed, and are not infringing, the intellectual property of others through our Business Browser product line, AppLink software development kit, and CD Rom product, if such claims were to be asserted, with or without merit, they may have a material adverse effect on our business, operating results, and financial condition. In addition, to the extent that we license from third parties informational content that is included in our Business Browser product line, our potential exposure to copyright infringement actions may increase because we must rely upon warranties and representations by such information providers as to the origin and ownership of content that we are subsequently licensing to users of our Business Browser products; such warranties and representations that may be inaccurate or inadequate. In addition, although we generally obtain indemnification provisions in our agreements with information providers, indemnification may not be adequate compensation for breach of such warranties and representations. In the event of a successful claim against us, we may be required to pay significant monetary damages if we are held to have willfully infringed a patent, copyright, trade secret, or other proprietary right; discontinue use or sale of the infringing products or information; expend significant resources to develop non-infringing technology; and/or enter into royalty and licensing agreements that may not be offered on acceptable terms. If a successful claim is filed against us and we fail to commercially develop or license a substitute technology, our business may be materially harmed.

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

     IF WE LOSE KEY PERSONNEL AND ARE UNABLE TO ATTRACT ADDITIONAL AND RETAIN EXISTING KEY PERSONNEL, IT MAY CAUSE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS. We expect that our future success will depend, in substantial part, on the continued services of our senior management, including Daniel J. Schimmel, our President and Chief Executive Officer; William G. Schumacher, our Senior Vice President, Content Development; Philip J. Garlick, our Senior Vice President, Global Sales; Roy D. Landon, our Senior Vice President and Chief Financial Officer; Patti Purcell, our Senior Vice President, Products and Solutions; Mary F. McCabe, our Senior Vice President, Packaged Solutions; and David J. DeSimone, our Chief Information Technology Officer. None of our senior management has entered into employment agreements with us, and we do not maintain key-person life insurance on any of our employees. The loss of the services of one or a group of our key personnel may have a material, adverse effect on development of new products and services, our ability to manage the business, and our financial condition. In addition, we expect that our future success will depend on our continuing ability to attract, retain, and motivate highly qualified technical, customer support, sales, financial, accounting, and managerial personnel. Competition for such key personnel is intense, and we cannot assure that we will be able to retain such personnel or that we will be able to attract, assimilate, or retain other highly qualified personnel in the future. Moreover, competition for highly qualified key personnel may lead to increased recruitment and retention costs, thus potentially hindering our financial condition.

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

     LAWS, RULES, AND REGULATIONS WITH RESPECT TO CORPORATE GOVERNANCE, REPORTING, AND DISCLOSURE MAY HINDER OUR ABILITY TO ATTRACT AND/OR RETAIN CAPABLE BOARD MEMBERS, A CHIEF EXECUTIVE OFFICER, AND A CHIEF FINANCIAL OFFICER, AND MAY RESULT IN A REDUCTION IN THE NUMBER OF BOARD MEMBERS, WHICH MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. President George W. Bush recently signed the Sarbanes-Oxley Act of 2002 into law. Among other things, the Sarbanes-Oxley Act of 2002 imposes new corporate governance, reporting, and disclosure requirements; introduces stricter independence and financial expertise standards for audit committees; and imposes stiff penalties for securities fraud. In addition, the United States Securities and Exchange Commission and the Nasdaq are considering proposals on related corporate governance topics. The Sarbanes-Oxley Act of 2002 and any subsequent related rules and regulations will likely increase the scope, complexity and costs of our corporate governance, reporting, and disclosure practices, and may increase the risk of personal liability for our board members, chief executive officer, and chief financial officer. Consequently, it may become more difficult to attract and/or retain such individuals, and may result in a decrease in the number of board members, which may materially and adversely affect our business, operating results, and financial condition.

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

     OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. However, OneSource’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the nine months ended September 30, 2002.

     OneSource also owns money market funds that are sensitive to market risks as part of OneSource’s investment portfolio. The investment portfolio is used to preserve OneSource’s capital until it is required to fund operations, including OneSource’s sales and marketing and product development activities. None of these market-risk sensitive instruments are held for trading purposes. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. OneSource does not enter into derivatives or any other financial instruments for trading or speculative purposes. OneSource has no long-term debt obligations. As of September 30, 2002, OneSource had $24.1 million in cash and cash equivalents.

Item 4.  Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation of OneSource’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this quarterly report, OneSource’s principal executive officer and principal financial officer have concluded the following: (i) OneSource’s disclosure controls and procedures are effective to ensure that information required to be disclosed by OneSource in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within time periods specified in Securities and Exchange Commission rules and forms; and (ii) OneSource’s disclosure controls and procedures are effective to ensure that information required to be disclosed by OneSource in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to OneSource’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     Changes in internal controls. There were no significant changes in OneSource’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     OneSource is not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

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

     The net proceeds to OneSource from the offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $27.0 million.

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

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     On July 15, 2002, OneSource’s Board of Directors approved the formation of the Nomination Committee comprised of Martin Kahn, Carl Fisher, and Henry Ancona. This committee’s responsibilities include the identification of potential candidates for director and the nomination of candidates to OneSource’s Board of Directors. This committee also makes recommendations to OneSource’s Board of Directors concerning the structure and membership of other Board of Director committees in addition to overseeing corporate governance issues for OneSource.

     The following discussion about subsequent events involves forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements.

     Subsequent to the quarter ending September 30, 2002, OneSource’s Board of Directors announced a third stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. OneSource intends to use its existing cash and cash equivalents balances to execute additional repurchases under this third stock buyback program.

     In addition, subsequent to the quarter ending September 30, 2002, OneSource’s Board of Directors announced the appointment of Robert Massie, Director of Chemical Abstract Service, to serve on OneSource’s Board of Directors. Further, subsequent to the quarter ending September 30, 2002, OneSource entered into a Registration Rights Agreement by and among OneSource, ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P., and ValueAct Capital International, Ltd. (collectively, “ValueAct”). Pursuant to the Registration Rights Agreement, OneSource granted ValueAct certain registration rights in connection with ValueAct’s purchase of 3,477,297 shares of OneSource common stock. In connection with the purchase of such shares by ValueAct, Peter H. Kamin has been appointed to serve on OneSource’s Board of Directors. Following the appointment of Mr. Massie and Mr. Kamin to OneSource’s Board of Directors, the number of individuals comprising OneSource’s Board of Directors has increased from four to six.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit Number	Description

99.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

There were no reports on Form 8-K filed by OneSource for the quarter ending September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OneSource Information Services, Inc.

Date: November 14, 2002	By: /s/ Roy D. Landon Roy D. Landon Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Daniel J. Schimmel, Chief Executive Officer of OneSource Information Services, Inc., certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of OneSource Information Services, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Daniel J. Schimmel Daniel J. Schimmel Chief Executive Officer

I, Roy D. Landon, Chief Financial Officer of OneSource Information Services, Inc., certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of OneSource Information Services, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Roy D. Landon Roy D. Landon Chief Financial Officer

EXHIBIT INDEX

		Sequentially
		Numbered
Exhibit Number	Description	Page

99.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	41
99.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	42