Form 10-K
period 2002-12-31
ONESOURCE INFORMATION SERVICES INC
filed 2003-03-27
CIK 1079880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, par value $.01 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.    ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐         No ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the most recently completed second fiscal quarter (June 30, 2002) was approximately $50 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     As of March 20, 2003, the registrant had 11,679,012 shares of common stock outstanding, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

     OneSource Information Services, Inc. (“OneSource”) intends to file its proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002. Portions of the proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K. In addition, OneSource has filed a Registration Statement on Form S-1, File No. 333-73263.

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

      OneSource’s Internet address is www.onesource.com, and OneSource maintains a website at that address. OneSource makes available on or through its website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on the day such material is electronically filed with the United States Securities and Exchange Commission or if not reasonably practical on that day, on the first business day following electronic filing with the United States Securities and Exchange Commission.

General

      OneSource provides primarily Web-based business and financial information products and services to professionals who need quick access to timely and reliable company, industry, and market intelligence. OneSource’s primary products, the OneSource® Business BrowserSM products, are password-protected, subscription-based products that provide sales, marketing, finance, and management professionals and consultants with industry and company profiles, research reports, media accounts, executive listings and biographies, and financial information on over 1.7 million public and private companies. OneSource customers access this information over the Internet using standard Web browsers. As a Web-based solution, the Business Browser product line does not require the purchase of additional computer hardware by the customer. OneSource also distributes its CorpTech® high-technology company database as part of the Business Browser product line, as part of a separate Web-based product, as part of CD Roms, and through third party distributors.

      OneSource uses its proprietary classification system, which is referred to as the Global Business Taxonomy™ system, to associate, link, and integrate over 2,500 disparate sources of information on public and private companies worldwide that are made available from more than 30 information providers and the OneSource CorpTech high-technology database. Each information source provides its database to OneSource with identifiers for companies unique to that source. The information providers provide both textual information, such as news, business and trade articles, SEC filings, executive listings and profiles, industry intelligence, and analyst reports; and numeric information, such as company financial statements, stock quotes, and industry statistics.

      The OneSource product line also includes the AppLinkSM software development kit. The Applink software development kit lets OneSource customers access Business Browser content in HTML and XML formats via their internal applications. These customer applications may be internally developed or utilize third party software, and typically apply to corporate intranets, portals, or customer relationship platforms. OneSource has formed a number of alliances to enhance the integration and marketing of Business Browser content with third party software platforms. OneSource believes that the flexibility of its customers to access, use, and integrate information from the OneSource products with their own internal applications is an important trend and requirement.

      OneSource products are designed to address the information needs of leading professional and financial services firms, technology companies, and other large organizations. OneSource’s primary target market consists of Global 5000 business-to-business companies in the technology, professional services, and financial services industries with at least 500 employees and $250 million or more in sales, and that employ large direct sales forces. Representative customers include Deloitte & Touche LLP, Hewlett Packard Company, Oracle Corporation, Bank One Corporation, and Sun Microsystems, Inc. OneSource customers use the OneSource products for such purposes as account prospecting and management (i.e., business development), competitive and peer analysis, company tracking and monitoring, and company and industry research.

      As of December 31, 2002, 812 organizations subscribed to the Business Browser product line, compared to 817 as of December 31, 2001. On average, customers for Business Browser products as of December 31, 2002 had an annualized contract value of $69,058 per customer, compared to an average annualized contract value of $68,700 per customer as of December 31, 2001. As of December 31, 2002, 51 organizations subscribed to the AppLink software development kit. Customers for the AppLink software development kit as of December 31, 2002 generated, on average, approximately $345,000 each in annualized contract value.

      The aggregate annualized contract value of Business Browser product contracts was $56.1 million as of December 31, 2002 and December 31, 2001. Of this $56.1 million, $42.6 million was attributable to those customers that were under contract as of both December 31, 2001 and 2002. The renewal rate for subscribers of the Business Browser product line as of December 31, 2002 was 76% calculated on a dollar basis, whereas the renewal rate for those subscribers to the AppLink software development kit as of December 31, 2002 was 82% calculated on a dollar basis (Annualized contract value is described in more detail in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations).

      OneSource’s business is not seasonal to any significant extent. As a percentage of total invoiced fees, invoiced fees in the fourth quarter of the fiscal year have exceeded invoiced fees in other quarters for the corresponding fiscal year. However, this percentage does not represent seasonality to any significant extent. During the fourth quarter of fiscal years 2002, 2001, and 2000, OneSource invoiced 34%, 31%, and 38% of total invoiced fees for each fiscal year, respectively. OneSource attributes this primarily to the budgeting cycles of its customers.

      OneSource was incorporated in Delaware in July 1993 under the name Datext Holding Corporation. In May 1998, OneSource sold its CD-Insurance division to allow OneSource to focus more completely on its Web-based product line. On October 1, 1999, OneSource acquired Corporate Technology Information Services, Inc., a Delaware corporation then located in Woburn, Massachusetts. Corporate Technology Information Services, Inc. is a provider of high technology company profiles with a focus on emerging private companies. For more information regarding the sale of OneSource’s CD-Insurance division and the Corporate Technology Information Services, Inc. acquisition, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.” OneSource’s principal executive offices are located at 300 Baker Avenue, Concord, Massachusetts, 01742, and its telephone number is (978) 318-4300. OneSource’s common stock is traded on the NASDAQ National Market System under the symbol “ONES” and its Web address is www.onesource.com.

Industry Trends

      During the past several years, the direct access to, and the purchasing decisions for, business information products have increasingly migrated from centralized information specialists to core operating functions in corporations. This has led to the availability of more information products throughout corporations and has increased direct access to these products by end-users.

      The spread of information products throughout corporations has created opportunities for companies with knowledge of business information and the requisite skills and experience in integrating such information to assist customers in better leveraging their internal and external information sources. It has also empowered end-users to require that information products are designed and developed to work with their existing applications and business processes, and that the information itself is the most relevant to perform their functions.

      This underlying trend is directly affected by the substantial investments that corporations have made in various software applications such as customer relationship management, enterprise information portals, and even desktop applications such as word processors and spreadsheets. Business information solutions now must be designed to consider these applications of choice as the prerequisite user work modes and environments. OneSource believes that the companies that solve these particular problems of delivering products and services that operate effectively with these third party applications and that satisfy the data requirements of end-users’ functions will ultimately succeed and be the leaders in the business information industry.

Business Strategy

      OneSource’s goal is to be the leading provider of business information solutions to Global 5000 companies. It plans to achieve that goal through a number of core business strategies as follows:

1)	Evolve and develop products and services that respond to the market trend to support the functions, applications, and business processes of end-users. OneSource’s product strategy is to provide end-users with the information they need, when they need it, and in the applications they use. OneSource believes that the productivity and efficiency of workers such as sales people, loan officers, and management consultants are enhanced with additional time saved or revenue earned from the use of effective, easy-to-use, and customized business information products and services. OneSource’s product strategy will be driven by two primary themes:

a.	Continue to enhance Business Browser products — Today Business Browser products comprise the majority of Web-based revenues. OneSource will continue to invest in and serve Business Browser customers with new features and functions, and information content. This will include new features that better serve the functions and industries of end-users as well as expanded geographic and field-specific coverage of the information content that OneSource delivers.

b.	Introduce new and evolved products and services — At the same time while serving Business Browser customers, OneSource will introduce and evolve its products and services that address the needs of customers who seek solutions that are flexible, customizable, and integrate with the software applications, business processes, and tasks of end-users. Recent improvements to the AppLink software development kit and the provision of custom design and development services are initial examples of OneSource’s efforts to introduce new and evolved products and services. OneSource expects new products and services to contribute an increasing portion of future revenues and growth.

These new products and services will leverage investments that OneSource has made and will make towards its Business Browser products and platforms. Specifically, new products and services will share the OneSource website, the computer hardware and software that hosts OneSource products, the underlying technology platform on which the products are built, third party information content, the CorpTech high-technology database, and OneSource’s sales force and development staff.

2)	Have the right information content in support of the roles and requirements of end-users. OneSource spends considerable time in acquiring, integrating, and managing its content sources and ensuring that critical fields of data such as executive and financial data are available to serve the specific roles and tasks of end-users. OneSource considers information quality to be a priority, and to that end OneSource strives to obtain accurate, complete, and timely information and to influence the information industry in enhancing its overall data quality.

3)	Continue to leverage its core competency in integrating company-related business information. The OneSource Global Business Taxonomy system allows OneSource to easily and effectively classify business information and tie together internal and external sources of business information. OneSource plans to continue to extend the capabilities of the Global Business Taxonomy system.

4)	Selectively expand geographically. In 2002, OneSource expanded its presence to the Pacific Rim region to supplement its core markets in North America and Europe. OneSource intends to continue to evaluate geographies to extend its products and services and sales and marketing reach.

5)	Align and train sales, marketing, and customer support teams to optimally serve OneSource’s primary target market. In 2002 and continuing forward, OneSource has taken and will take a number of steps to enhance how its sales, marketing, and support teams serve Global 5000 customers. First, OneSource’s selling approach seeks to better understand customers’ business and information needs and market both products and services that solve more of these needs. This builds upon OneSource’s past selling approach that was primarily based on generalized product use. Secondly, OneSource’s sales and marketing efforts focus on its primary target market. This focus is meant to acquire and build domain specific skills and knowledge in terms of the applications, business processes, and functions of these customers and the industries in which they operate. Thirdly, this past year OneSource created a professional services consulting team. This team, which provides fee-based services, will promote and support the integration of OneSource’s Web-based products with customers’ systems, data, and applications, and will assist in the design and development of custom applications.

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

      The Business Browser products integrate over 2,500 sources of business information from more than 30 business and financial information providers. These sources include textual information, such as company profiles, news, business and trade articles, SEC filings, executive listings and biographies, industry intelligence, and analyst reports; and numeric information, such as company financial statements, stock quotes, and industry statistics. OneSource uses its proprietary Global Business Taxonomy system to sort, categorize, link, and integrate information on over 1.7 million worldwide public and private companies.

      Business Browser products are accessible to licensed users through a standard Web browser that is likely available and familiar to users. OneSource customers require minimal installation and systems support, and users can access the Business Browser products at any time via the Internet. In addition, the AppLink software development kit enables Business Browser product subscribers the option to access Business Browser content via their corporate intranets, portals, or customer relationship platforms.

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

      The Business Browser product line is generally available to a specified number of users in a customer organization at a fixed annual subscription fee that declines on a per-user basis as the total number of users increases. OneSource also offers an enterprise-wide license that allows for an unlimited number of Business Browser product users within the customer’s organization for a fixed annual subscription fee.

      The Business Browser product line includes:

      GLOBAL BUSINESS BROWSER. Global Business Browser was introduced because business professionals require global perspectives to complement detailed coverage of local markets. Global Business Browser is available in four editions. Global Business Browser, US Edition is an integrated information resource that delivers integrated information on over 450,000 North American and global companies. Global Business Browser, European Edition includes both European and global content with over 488,000 companies profiled. Global Business Browser, UK edition is an integrated resource including both United Kingdom and global content with more than 500,000 companies profiled. Global Business Browser Asia Pacific is an integrated resource including both Asia Pacific and global content with 348,000 companies profiled.

      US BUSINESS BROWSER. US Business Browser is focused specifically on public and private companies in the United States and Canada. It contains a subset of business, financial, and industry information from Global Business Browser, US Edition. It covers approximately 352,000 public and private companies in the United States and Canada. OneSource makes available in-depth content on Canadian companies for an additional subscription fee. OneSource also makes available in-depth content on small and mid-market United States and Canadian companies for an additional subscription fee.

      EUROPEAN BUSINESS BROWSER. European Business Browser provides users with an integrated database on more than 405,000 public and private companies across Europe, including 50,000 United Kingdom companies. It contains a subset of business, financial, and industry information from Global Business Browser, European Edition. European Business Browser is available in two configurations, European Business Browser Select and European Business Browser Standard. European Business Browser Select comprises a subset of the content and functionality that European Business Browser Standard contains. European Business Browser Select contains a fewer number of financial variables that are available for screening purposes and financial information only for the current year. European Business Browser Standard contains up to 3 years of detailed financial information for European companies and up to 5 years for United Kingdom companies.

      UK BUSINESS BROWSER. UK Business Browser is an integrated source of information on up to 400,000 public and private companies in the United Kingdom. It contains a subset of business, financial, and industry information from Global Business Browser, UK Edition. UK Business Browser is available in two configurations, a 100,000 companies edition and a 400,000 companies edition. OneSource makes available in-depth content on United Kingdom quoted companies for an additional subscription fee. OneSource also makes available in-depth content on United Kingdom public sector and partnership entities for an additional subscription fee.

      US COMPANY BROWSER. US Company Browser is focused specifically on public and private companies in the United States and Canada. It comprises a subset of the business and financial information and functionality that US Business Browser contains. It covers approximately 300,000 companies in the United States and Canada. OneSource also makes available in-depth content on small and mid-market United States and Canadian companies for an additional subscription fee.

      Revenues contributed by the Business Browser product line during each of the last three fiscal years were as follows: $55.7 million for the year ended December 31, 2002; $56.3 million for the year ended December 31, 2001; and $47.3 million for the year ended December 31, 2000. Such information is also included in Part II, Item 6 — “Selected Consolidated Financial and Operating Data,” and Part II, Item 8 — “Financial Statements and Supplementary Data in this Annual Report on Form 10-K.”

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

      Examples of some of the core functions of the Business Browser product line are as follows:

•	profile a public or private company for a business summary, current news, financial reports, corporate affiliations, and executive listings;

•	research an industry to measure a market, list major participants, or review articles or reports on market share and trends;

•	identify companies by industry, geography, size, or other key characteristics;

•	research a topic and find the latest news, analyst reports, and trade information;

•	learn who’s who in the executive arena; and

•	track the latest news and product information on competitors.

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

      APPLINK SOFTWARE DEVELOPMENT KIT. The AppLink software development kit consists of software that allows customers to easily access Business Browser content, such as company profiles, news, business and trade articles, analyst reports, executive biographies, industry intelligence, and financial data, in HTML and XML formats without use of the Business Browser product interface and for use with customers’ intranet or other third party software applications such as prospect and customer databases, sales force automation tools, enterprise reporting software and corporate Web applications. No special client software, other than a standard Web browser and dedicated servers, are necessary.

Legacy and Other Products

      Prior to the introduction of the Business Browser product line in 1996, OneSource distributed business information on CD Rom. At the end of 2000, all OneSource CD Rom products, with the exception of the OneSource CorpTech CD Rom products, were completely phased out.

      With the acquisition of Corporate Technology Information Services, Inc. in October 1999, OneSource acquired several product lines that include CD Rom and printed directories. The printed directories product line was discontinued at the end of 2000. In 2002, OneSource introduced on-line access to the CorpTech high-technology database through a website located at www.corptech.com. This website offers a few options for customers including downloadable report lists that are based on such criteria as geography and companies of interest in a particular industry, company profile reports on a pay-per-view basis, and a subscription-based offering in which the fee varies based on the functionality selected and whether the licensee is a library or other entity type.

Services

      OneSource provides fee-based services to customers that seek to integrate Business Browser content with their internal systems, data, and applications and enhance functionality by using the Global Business Taxonomy system to organize and link disparate internal data sources and connect them to Business Browser content.

      OneSource also offers customers fee-based expert services to assist them in designing and building custom information applications and solving their business and financial information needs such as linking together internal and external information databases.

Product and Platform Development

      OneSource employs two teams that contribute to the commercialization and research and development of OneSource products and their underlying technology platforms and the licensing and management of the data in the OneSource products as follows: the Products and Solutions Team and the Content Team.

      The Products and Solutions Team (formerly the Packaged Solutions Team, Embedded Solutions Team, and Engineering Team) consists of product managers, consultants, and engineers. Product managers supervise the specification, maintenance, and enhancement of functionality, user interface, product workflow, format and look of reports, and information required for the OneSource products. Consultants provide fee-based expert services to assist customers in designing and building custom information applications and solving their business information needs such as linking together internal and external information databases. Engineers develop, deploy, and maintain the functionality, core technologies, and underlying architecture that support the OneSource product line. They work closely with product managers to ensure that functionality and support requirements are understood, prioritized, and developed according to agreed upon time frames and requirements. They also research and qualify third party software such as database engines, operating systems and platforms, and emerging industry standards such as HTML, XML, and Simple Object Access Protocol. The Product and Solutions Team seeks to ensure overall product quality resulting from rigorous process control, development cost awareness, and adoption of best practices.

      The Content Team analyzes and evaluates third party data sources and acquires the information required for the OneSource products. This team also includes database engineers who receive content feeds from information providers and write database loader code. Additionally, the Content Team maintains and enhances the proprietary Global Business Taxonomy system and Business Browser content, provides fee-based services to customers that seek to integrate Business Browser content with their internal systems and applications and enhance functionality by using the Global Business Taxonomy system to organize and link disparate internal data sources and connect them to Business Browser content. The Content Team also manages the multiple SIC codes and industry mappings that are assigned to companies from the different information sources, and reclassifies these SIC codes and industry mappings assigned to companies into consistent categories. The Content Team further maintains and enhances a list of company name synonyms as part of the Global Business Taxonomy system to allow users to perform searches in OneSource products by the use of commonly used alternative company names. In total, the Global Business Taxonomy system contains approximately over 1.7 million companies; 250 business-focused topics; 1,900 industries and lines of business such as SIC codes; 310 geographic regions, countries, and territories; and 20 executive functions applied to over 6 million corporate executives.

      Operating expenses relating to product and platform development during each of the last three fiscal years were as follows: $10.0 million for the year ended December 31, 2002; $8.4 million for the year ended December 31, 2001; and $8.8 million for the year ended December 31, 2000. These expenses were net of capitalized software development costs associated with the development of OneSource’s new products and platforms, which were $1.9 million for the year ended December 31, 2002, $0.8 million for the year ended December 31, 2001, and $0.5 million for the year ended December 31, 2000. OneSource plans to increase its investment in product and platform research and development in the future by approximately $2.0 million, or 20%, net of capitalized software development costs, for fiscal year 2003 as it intends to invest further in the tools and technology to address the needs of Global 5000 customers, its target market. OneSource anticipates capitalized software development costs to be approximately $3.0 million to $4.0 million in 2003.

Information and Providers

      OneSource Business Browser products integrate and include a careful selection of financial, company, industry, executive, and news-related content from over 2,500 sources provided by more than 30 information providers and the proprietary OneSource CorpTech high-technology company database. OneSource enters into contracts with its information providers in order to license their information. These license agreements allow OneSource to integrate and distribute the information as part of OneSource on-line products.

      OneSource’s contracts with its information providers are generally for multi-year terms and typically automatically renew for additional one-year periods in the absence of prior notice of termination. In addition, these contracts allow for termination under certain circumstances including contract breaches. Royalties under these contracts are typically calculated and paid as a flat percentage of OneSource revenues, as a fee based on the number of licensed users that declines on a per user basis as the number of authorized users of the product increases, as a fixed fee per period, or in some cases, as a calculated fee based upon product growth compared to like periods from the prior year. Royalties are generally paid to information providers on a quarterly basis.

      The information contained in the OneSource Business Browser products is updated at varying frequencies depending on the nature of data. For example, news-related information is updated frequently throughout the day whereas portions of the information databases on company and executive profiles are updated on either a weekly, monthly, quarterly, semi-annual, or annual basis. In any case, OneSource attempts to ensure that the information contained in its products is updated no less frequently than each information provider makes the information available to its own customers or to other distributors.

      Alternative supply sources generally exist for the information that OneSource licenses from information providers. However, consolidation in the information industry is an ongoing trend, and there is no assurance that alternative supply sources will continue to exist. The nature and relative importance of any given database in OneSource products varies. OneSource attempts to secure longer-term rights for certain more critical databases where alternative supply sources are limited. Some of OneSource’s information providers include Comtex News Network, Inc.; the United States and United Kingdom business units of Dun & Bradstreet, Inc. (a subsidiary of The Dun & Bradstreet Corporation); The Gale Group (a Thomson Corporation subsidiary); Thomson Financial, Inc. (a Thomson Corporation subsidiary); and Market Guide Inc. (a Multex.com, Inc. subsidiary).

Intellectual Property

      OneSource owns and controls copyrights, trademarks, trade names, trade secrets, confidential information, and other intellectual property rights that are important to OneSource’s business. Specifically, OneSource believes that the following are important to its business: the CorpTech high-technology company database; the Global Business Taxonomy system; the trade secrets relating to OneSource products; the OneSource logo and related marks; each of the “OneSource” names, related names, and brands; and its source code. OneSource is licensed to access and use certain technology and other intellectual property that are owned and controlled by third parties. Likewise, third parties are licensed to access and use certain technology and other intellectual property that are owned and controlled by OneSource. OneSource’s contracts with its technology and information providers typically warrant that the licensed technology or data do not infringe any trade name, trademark, copyright, or other proprietary right of any third party, and state that the technology and information providers agree to defend, indemnify, and hold OneSource harmless with respect to any third party claim alleging that the licensed technology or data infringes any trade name, trademark, copyright, or other proprietary right of any third party. OneSource believes these industry standard indemnities are sufficient to protect it from claims of infringement relating to the intellectual property that it licenses, but there can be no assurance that these indemnities will be adequate. OneSource considers its copyrights, trademarks, trade names, service marks, databases, software, and other intellectual property to be proprietary, and OneSource relies on a combination of copyright, trademark, trade secret, patent, and confidentiality and contract safeguards to ensure adequate protection. OneSource has filed and/or registered trademarks and service marks in the United States, Canada, and the European Union, and has registered copyrights in the United States. OneSource believes that its intellectual property does not infringe upon the proprietary rights of third parties.

Alliances

      In 2002, OneSource renewed its alliance with Siebel Systems, Inc., a supplier of e-business applications software. OneSource’s strategy in identifying and forming alliances with other companies is to extend the possibilities for access to the information from OneSource products by ensuring compatibility, and the integration of such information, with other third party software applications. These applications generally focus on corporate intranets, portals, and customer relationship management platforms. In addition, the alliances intend to increase marketing reach and awareness.

      Examples of other alliances that OneSource has formed include those with the following corporations: Pivotal Corporation, a provider of customer relationship management, business marketing, and service solutions; ONYX Software Corporation, a provider of enterprise-wide customer-centric e-business solutions; and Microsoft Business Solutions Corporation (a subsidiary of Microsoft Corporation), a provider of business management software. OneSource believes that its ability to provide access to its products through other third party applications is an important component to its growth strategy, and it expects to continue to selectively form alliances in the future.

Customers

      OneSource does not rely upon any single customer, or a few customers, such that a loss of any one or a few customers would have a material effect on OneSource’s business. As of December 31, 2002, OneSource had 812 corporate customers. In 2002, no one customer contributed more than 3% of annual revenues, and 338 customers comprised 80% of annualized contract value. OneSource’s primary target market consists of Global 5000 companies and specifically business-to-business companies in the technology, professional services, and financial services industries with not less than 500 employees and $250 million or more in sales, and that employ large sales forces. As of December 31, 2002, approximately 69%, or $38.7 million, of total annualized contract value for OneSource Business Browser products came from Global 5000 customers. In addition, as of December 31, 2002, approximately 32%, or $18.0 million, of total annualized contract value for OneSource Business Browser products came from customers who subscribe to the OneSource AppLink software development kit.

Sales and Marketing

      OneSource markets its products through a field and telephonic sales force and a support and marketing staff. Sales and marketing employees are located primarily in the United States and the United Kingdom. OneSource also has formed alliances to help in the promotion and marketing of its products.

      As of December 31, 2002, OneSource incurred selling and marketing expense in the amount of $16.5 million, compared to $18.4 million incurred at the end of fiscal year 2001 and $20.5 million at the end of fiscal year 2000. OneSource expects that selling and marketing expense will increase by approximately 8% for fiscal year 2003 as OneSource intends to enhance sales and marketing initiatives focused on Global 5000 customers, its target market.

Customer Service & Support

      OneSource provides customer support in the form of on-site, electronic mail, and telephone support for customers. OneSource employs field support consultants who assist customers with various administrative and technical tasks such as managing product trials, training, registering end users, promoting product-related awareness, and providing consulting services for projects including the customization of Web pages, the building of prototype applications using the AppLink software development kit, and other technical projects.

      OneSource also employs telephone-based customer support representatives in the United States and in the United Kingdom. These representatives operate the telephone help desk that is open from 8:00 a.m. to 8:00 p.m., local time, Monday through Friday.

Website Technology and Operations

      OneSource makes its on-line products available through a hosting facility managed by Cable & Wireless plc, a third party hosting vendor. The hosting facility is located in Medford, Massachusetts. Cable & Wireless provides facilities management services including continuous monitoring, multiple high-volume access lines to the Internet, uninterrupted power supplies, generators, physical security, and protection from disaster. In the first half of 2003, OneSource intends to activate a second hosting site that utilizes existing equipment, in Santa Clara, California, which will also be managed by Cable & Wireless, in order to ensure OneSource’s on-line products remain highly available to users, to provide near real time back-up and continuous availability in the event of component failure or outage at one of the facilities, and to enhance Web site performance by balancing the load of OneSource’s entire user base between the two hosting sites based upon the global location of a user. OneSource’s on-line products are generally available 24 hours a day, 7 days a week, excluding scheduled maintenance.

      OneSource also has a production data center at its corporate headquarters located in Concord, Massachusetts. This data center is used to process data feeds from information providers, distribute this data to the live sites, and serve as the physical facility where all of OneSource’s pre-production/ development and internal computing resources are located. OneSource has taken a number of steps to keep its data center operational in the event of emergency. These steps include the use of a diesel standby generator, an automatic FM200 fire suppression system, and uninterruptible power supplies and electrical power filters. Redundant cooling capacity is also in place. All systems are under maintenance contracts. Additionally, there are separate security and access restrictions as well as in-house operational staff.

Competition

      The business information services industry is intensely competitive. Several of OneSource’s information providers compete against each other and in some cases with OneSource. OneSource faces direct or indirect competition from numerous companies, including the following:

•	large, well-established business and financial information providers, such as Dow Jones & Co., Pearson PLC, Reuters Group PLC, and McGraw-Hill Companies Inc.;

•	aggregators of business and financial information, such as LexisNexis Group (a Reed Elsevier Plc subsidiary), The Dialog Corporation (a Thomson Corporation subsidiary), Factiva (a Dow Jones & Co. and Reuters Group PLC joint venture), and Bureau Van Dijk Computer Services SA;

•	providers of company information, such as Thomson Financial, Inc. (a Thomson Corporation subsidiary), Market Guide Inc. (a Multex.com, Inc. subsidiary), Hemscott Group Ltd., and Hoovers, Inc. (a subsidiary of The Dun & Bradstreet Corporation);

•	providers of sales, marketing, and credit information, such as Dun & Bradstreet, Inc. (a subsidiary of The Dun & Bradstreet Corporation) and infoUSA Inc.; and

•	Web retrieval, Web “portal” companies, and other free or low-cost mass market on-line information services, such as Yahoo! Inc., AOL-Time Warner, Inc., MarketWatch.com, Inc., and TheStreet.com, Inc.

      Several of these competitors offer products or services similar to those of OneSource and in some cases at lower prices. The principal competitive factors in the business information services industry are availability of comprehensive, timely, integrated, and reliable business and financial information; product ease of use; support and training capabilities; financial, technical, and marketing resources; brand recognition; and product price/ performance characteristics. OneSource differentiates itself from its direct and indirect competitors in terms of product features and ease of use; target market and geographical focus; data integration capabilities; expertise in the design and development of custom information applications; corporate selling skills; and customer support services.

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

Employees

      As of December 31, 2002, OneSource employed 242 employees (including 232 full-time employees and 10 part-time employees), compared to 239 at the end of fiscal year 2001 (including 232 full-time employees and 7 part-time employees). OneSource employees are not represented by any collective bargaining organization. OneSource has never experienced a work stoppage, and believes that its relationships with its employees are generally satisfactory.

Geographic Information

      OneSource conducts its business globally through two geographic locations: the United States and the United Kingdom. OneSource had revenues of $15.7 million, $14.9 million, and $10.8 million from the United Kingdom business, and $42.0 million, $44.1 million and $41.1 million from the United States business, for the years ended December 31, 2002, 2001, and 2000, respectively.

      The operations in the United Kingdom are subject to the usual risks inherent in doing business in countries outside of the United States, including potential higher costs, unanticipated regulatory changes, political instability, difficulties in staffing and managing operations, adverse tax consequences, currency and exchange rate fluctuations, and seasonal reductions in business activity. In addition, the impact of cultural differences may result in product and service offerings that may not satisfy the needs of OneSource customers and that may not be profitable. Further, possible nationalization, expropriation, and unique laws pertaining to the collection and provision of certain types of information on individuals (e.g., the Data Protection Act) may hinder operations out of the United Kingdom location.

Item 2.	Properties

      OneSource’s headquarters are currently located in approximately 50,900 square feet of office space located in Concord, Massachusetts. The office space has been leased through June 2004. This lease includes an option to renew the lease at the then current market rental rate for another five years. OneSource leases additional office space in New York, New York; San Francisco, California; Woking, England; and London, England. OneSource believes that its existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed.

      OneSource deems the buildings and equipment used in its operations (whether owned or leased), generally to be in good condition and adequate for the purposes for which they are used.

Item 3.	Legal Proceedings

      OneSource is not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      OneSource’s common stock is traded on the Nasdaq National Market System under the symbol “ONES”. Public trading of OneSource’s common stock commenced on May 19, 1999.

(A)	Market Price of Common Stock

      The following table sets forth the high and low closing prices as reported by the NASDAQ National Market for the periods indicated.

	2002		2001

	High	Low	High	Low

First quarter	$10.36	$6.02	$10.13	$4.88
Second quarter	$8.40	$6.45	$8.98	$5.01
Third quarter	$6.90	$5.42	$10.10	$7.10
Fourth quarter	$7.67	$5.15	$9.90	$6.82

      The quotations represent inter-dealer quotations, without adjustments for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. The number of record holders of OneSource’s common stock at March 20, 2003 was 67.

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

      OneSource has not sold any securities in 2002, 2001, and 2000 that were not registered under the Securities Act of 1933.

(D)	Securities Authorized for Issuance Under Equity Compensation Plans

      The information required by this Item with respect to our equity compensation plans appears in this Annual Report on Form 10-K in the Notes to Consolidated Financial Statements under the caption “Stock Plans” on page F-15, and is incorporated by reference.

Item 6.	Selected Consolidated Financial and Operating Data

      The consolidated statements of operations data provided for the years ended December 31, 2002, 2001 and 2000, and the consolidated balance sheet data as of December 31, 2002 and 2001, are derived from, and are qualified by reference to, our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 1999 and 1998, and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998, are derived from audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The following consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of Income Data:
Revenues:
Web-based product	$55,709	$56,318	$47,275	$31,822	$16,058
CD Rom product and other (1)	2,041	2,699	4,614	3,726	14,370

	57,750	59,017	51,889	35,548	30,428

Cost of revenues:
Web-based product	16,394	16,431	15,536	13,143	7,863
CD Rom product and other	1,670	2,065	2,373	1,666	5,792

	18,064	18,496	17,909	14,809	13,655

Gross profit	39,686	40,521	33,980	20,739	16,773

Operating expenses:
Selling and marketing	16,467	18,447	20,519	13,254	11,577
Platform and product development	10,040	8,360	8,842	7,996	6,313
General and administrative	6,156	5,889	5,079	5,474	3,847
Restructuring	—	660	—	—	—
Amortization of goodwill	—	1,020	1,043	115	—
Amortization of other intangible assets	427	460	460	261	—

Total operating expenses	33,090	34,836	35,943	27,100	21,737

Income (loss) from operations	6,596	5,685	(1,963)	(6,361)	(4,964)
Interest income (expense), net	437	853	887	47	(595)
Gain on sale of product line	—	—	—	—	12,797
Other income	—	—	2,000	2,000	—

Income (loss) before provision for income taxes	7,033	6,538	924	(4,314)	7,238
Provision for income taxes	2,602	1,882	66	133	250

Net income (loss)	4,431	4,656	858	(4,447)	6,988
Less: income attributable to Class P common stock	—	—	—	—	1,367

Net income (loss) attributable to common stock	$4,431	$4,656	$858	$(4,447)	$5,621

	Year ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Net income (loss) per share:
Class P common stock:
Basic and diluted net income per share	—	—	—	—	$1.91
Weighted average Class P common shares outstanding	—	—	—	—	718
Common stock:
Basic net income (loss) per share	$0.37	$0.37	$0.07	$(0.50)	$0.85
Diluted net income (loss) per share	$0.35	$0.34	$0.06	$(0.50)	$0.59
Weighted average common shares outstanding:
Basic	11,859	12,424	11,509	8,822	6,641
Diluted	12,512	13,519	13,509	8,822	9,563

	December 31,

	2002	2001	2000	1999	1998

	(In thousands, except number of customers data)
Balance Sheet Data:
Cash and cash equivalents	$23,096	$18,162	$17,338	$13,598	$8,665
Working capital (deficit)	3,645	2,399	1,827	(691)	(2,118)
Total assets	58,798	53,543	58,832	49,698	27,646
Total debt (including capital lease obligations)	—	—	33	234	6,936
Deferred revenues	30,257	27,144	29,229	24,222	18,022
Total stockholders’ equity (deficit)	17,509	16,000	16,353	13,363	(6,311)

Other Data for Web-based Products:
Annualized contract value (2)	$56,075	$56,077	$58,354	$38,743	$25,920
Number of customers	812	817	869	583	445
Average annualized contract value per customer	$69.0	$68.7	$67.2	$66.5	$58.2

(1)	In 1998, OneSource divested a CD Rom product line. Revenues attributable to this divested product line, which is included in the statement of operations data through the divestiture date, was $2.6 million for the year ended December 31, 1998.

(2)	Annualized contract value represents the invoiced fees for one month for all customer contracts for Web-based products in effect at the measurement date, multiplied by 12, without regard to the actual remaining duration of such contracts. For more information regarding annualized contract value, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Annualized Contract Value.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      OneSource provides primarily Web-based business and financial information products and services to professionals who need quick access to timely and reliable company, industry, and market intelligence. OneSource was formed as a division of Lotus Development Corporation in 1987 and became an independent company when it was purchased in a management buy-out in 1993. Until December 1996, OneSource’s business was to provide business information to the financial community using CD Rom technology as the primary method of distribution. The introduction of the Business Browser product line in December 1996 marked a fundamental shift in the business as OneSource began a transition away from its legacy CD Rom business and toward Web-based products. The OneSource Business Browser product line is designed to be a comprehensive and easy-to-use business and financial information resource, integrating over 2,500 sources of business information from more than 30 business and financial information providers and OneSource’s own CorpTech high-technology company database. The OneSource product line also includes the AppLink software development kit, which allows Business Browser customers access Business Browser content with their own internal applications. These applications may be internally developed or utilize third party software, and typically apply to corporate intranets, portals, or customer relationship platforms.

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

      In May 1998, OneSource sold its CD-Insurance division to allow OneSource to focus more completely on its new Web-based product line. OneSource recognized a gain of $12.8 million on this sale during 1998. In addition, in connection with the disposition, OneSource licensed certain of its CD Rom software to the acquiror in exchange for $4.0 million of license fees. These license fees were paid in eight equal quarterly installments beginning January 1, 1999 and ending on December 31, 2000 and were recognized ratably as other income. For each of the years ended December 31, 2000 and 1999, OneSource recorded $2.0 million of other income related to the software license agreement.

      Revenues from both CD Rom and Web-based products generally consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products increased 11% to $29.7 million as of December 31, 2002 from $26.8 million as of December 31, 2001 and increased 4% from $28.5 million as of December 31, 2000.

      Cost of revenues consists primarily of royalties to information providers and, to a lesser extent, employee salaries and benefits, facilities allocation and related expenses, depreciation associated with computers for data processing and on-line requirements, amortization of capitalized software development costs, and Web hosting expenses. OneSource enters into contracts with information providers, which are generally for a term of at least one year and are automatically renewable if not canceled with advance notice. These contracts may be terminated under certain circumstances. Under these agreements, royalties are generally paid on a quarterly basis to information providers. Royalties are generally calculated as a flat percentage of OneSource revenues, as a per-user fee that declines as the number of authorized users of the product increases, as a fixed fee per period, or in some cases, as a calculated fee based upon product growth compared to like periods from the prior year. Royalties are recorded as deferred royalties and are expensed as revenues are earned over the term of the contract period.

      Selling and marketing expense consists primarily of employee salaries and benefits and sales commissions paid to OneSource’s sales force, customer support organization, and marketing personnel, as well as facilities allocation and related expenses, direct marketing promotional materials, trade show exhibitions and advertising. Sales commissions are paid when customers are invoiced, recorded as deferred commissions, and expensed as revenues are earned over the term of the contract period. All other selling and marketing costs are expensed as incurred.

      Platform and product development expense consists primarily of employee salaries and benefits, facilities allocation and related expenses, as well as outside contractor expenses, relating to the development of the “platform” of core software supporting OneSource products and the development of new products based upon that platform. Platform and product development expense includes expenses relating to the editorial staff that implements the Global Business Taxonomy to integrate disparate information sources into the OneSource Web-based products.

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

      Revenue Recognition. OneSource products are generally sold on a subscription basis pursuant to customer contracts that span varying periods of time, but are generally for a period of one year. OneSource initially records accounts receivable and defers the related revenue when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period beginning when access to products is granted to the customer in accordance with customer agreements. OneSource believes that this policy significantly reduces subjectivity in determining the timing of revenue recognition.

      Software Development Costs. Platform and product development costs, other than certain software development costs, are charged to expense as incurred. OneSource has adopted Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires research and development costs associated with the application development stage to be capitalized for internal use software. Examples of capitalized software development projects are software platforms used in OneSource products and programs used for its proprietary classification system. Management is required to use professional judgment in determining whether development costs meet the criteria in SOP 98-1 for immediate expense or capitalization. Capitalized software is amortized over its estimated useful life of three years. Management periodically reviews the carrying value of the projects that have been capitalized to determine if impairment may exist. If it is determined that the carrying value of the asset has been impaired, the value will be reduced by a charge to operations in the amount of the impairment.

      Deferred Royalties and Commissions. Deferred royalties and commissions include sales commission and royalty costs that are associated with securing a subscription and procuring information to be delivered over the subscription period, respectively. These costs are deferred and amortized ratably over the associated subscription period as a component of selling and marketing expense and cost of revenues, respectively. If a contract relating to the procurement of information used in the OneSource products is terminated prematurely, for any reason, expense recognition may be accelerated and incurred sooner than originally anticipated.

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

      Intangible Assets. Intangible assets consist of goodwill, trademark, non-compete agreement, subscriber list, and a database. Intangible assets, excluding goodwill, are amortized using the straight-line method over periods of three to seven years, based on the estimated useful life. The carrying value of other intangible assets is reviewed on a quarterly basis for the existence of facts or circumstances both internally and externally that may suggest impairment. For other intangible assets, OneSource determines whether an impairment has occurred based on gross expected future cash flows, and measures the amount of the impairment based on the related future estimated discounted cash flows. To date, no such impairment has occurred. Factors which OneSource considers important and that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. In accordance with Statements of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” OneSource ceased amortizing goodwill as of January 1, 2002 and will annually review the goodwill for potential impairment in the third quarter, as well as on an event-driven basis, using a fair value approach. Since OneSource constitutes one reporting unit under SFAS No. 142, its fair value, which equals its market capitalization based on the closing price of its common stock as quoted on the Nasdaq National Market, is compared to its net assets, which includes the carrying value of goodwill. If market capitalization exceeds net assets, it is determined that no impairment has occurred and no adjustment is required.

      Income Tax. OneSource records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2002, OneSource has provided a valuation allowance for the full amount of its net deferred tax assets. While OneSource has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event OneSource were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of total revenues represented by each line item in OneSource’s consolidated statement of income. We can give no assurance that the indicated trends in revenues or operating results will continue in the future.

	Year ended December 31,

	2002	2001	2000

	(Percentage of total
	revenues)
Revenues:
Web-based product	96%	95%	91%
CD Rom product and other	4	5	9

	100	100	100

Cost of revenues:
Web-based product	28	28	30
CD Rom product and other	3	3	5

	31	31	35

Gross profit	69	69	65
Operating expenses:
Selling and marketing	29	31	39
Platform and product development	17	14	17
General and administrative	11	10	10
Restructuring	—	1	—
Amortization of goodwill	—	1	2
Amortization of other intangible assets	1	2	1

Income (loss) from operations	11	10	(4)
Interest income, net	1	1	2
Other income	—	—	4

Income (loss) before provision for income taxes	12	11	2
Provision for income taxes	4	3	—

Net income	8%	8%	2%

Comparison of Results for The Years Ended December 31, 2002 and 2001

      Revenues. Total revenues decreased 2% to $57.8 million for the year ended December 31, 2002 from $59.0 million for the year ended December 31, 2001.

      Web-based product revenues decreased 1% to $55.7 million for the year ended December 31, 2002 from $56.3 million for the year ended December 31, 2001. At the same time, CD Rom product and other revenues, which consist of licensing royalties and mailing lists, decreased 24% to $2.0 million in 2002 from $2.7 million in 2001. These decreases were primarily a result of the effects of the economic slowdown and resulting impact on OneSource’s customer base.

      Cost of Revenues. Total cost of revenues decreased 2% to $18.1 million for the year ended December 31, 2002 from $18.5 million for the year ended December 31, 2001. The decrease in total cost of revenues during 2002 was principally due to the reduction of costs of $0.4 million associated with the expansion of the OneSource CorpTech high-technology database relative to 2001 and a decrease in communication costs of $0.2 million. Partially offsetting these decreases were higher costs for royalties of $0.1 million and amortization of capitalized software of $0.1 million. OneSource expects its gross margin for 2003 to decrease modestly to approximately 68% from the overall 2002 rate of 69% to reflect a higher cost of royalties for new product introductions in advance of revenue recognition, in addition to expense related to the cost of services provided by the Products and Solutions Team.

      Cost of Web-based product revenues was $16.4 million for each of the years ended December 31, 2002 and 2001. As a percentage of Web-based product revenues, cost of Web-based product revenues was 29% for each of the years ended December 31, 2002 and 2001.

      Cost of CD Rom product and other revenues decreased 19% to $1.7 million for the year ended December 31, 2002 from $2.1 million for the year ended December 31, 2001. This decrease in the cost of CD Rom product and other revenues during 2002 was primarily due to the reduction of costs associated with the expansion of the OneSource CorpTech high-technology database relative to 2001. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues increased to 82% in 2002 from 77% in 2001, primarily due to the decrease in CD Rom product and other revenues.

      Selling and Marketing Expense. Selling and marketing expense decreased 11% to $16.5 million for the year ended December 31, 2002 from $18.4 million for the year ended December 31, 2001. Selling and marketing expense decreased as a percentage of total revenues to 29% in 2002 from 31% in 2001. These decreases were principally due to decreased compensation-related expense by $2.1 million, decreased recruiting expense by $0.1 million, and decreased travel and entertainment expenses by $0.3 million, which were primarily the result of workforce reductions in 2001. These decreases were partially offset by increases in direct marketing expenses by $0.3 million and in fees paid to external consultants by $0.6 million. OneSource expects selling and marketing expense to increase by approximately 8% as it intends to enhance sales and marketing initiatives focused on Global 5000 companies, its target market.

      Platform and Product Development Expense. Platform and product development expense increased 20% to $10.0 million for the year ended December 31, 2002 from $8.4 million for the year ended December 31, 2001. Platform and product development expense increased as a percentage of total revenues to 17% in 2002 from 14% in 2001. These increases were primarily the result of higher compensation related expense by $2.2 million due to increased staffing, increased use of outside contractors for platform and product development by $0.4 million, and increased recruiting expense by $0.1 million. Partially offsetting these increases was the capitalization of software development costs associated with the expanded development of new platforms and products that increased to $1.9 million for 2002 from $0.8 million for 2001. These costs were capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs associated with the maintenance of existing systems are expensed as incurred. OneSource expects a $2.0 million, or 20%, increase in platform and product development expense, net of capitalized software development costs, as it intends to invest further in the tools and technology to address the needs of Global 5000 customers, its target market. OneSource anticipates capitalized software development costs to be approximately $3.0 million to $4.0 million in 2003.

      General and Administrative Expense. General and administrative expense increased 5% to $6.2 million for the year ended December 31, 2002 from $5.9 million for the year ended December 31, 2001. General and administrative expense increased as a percentage of total revenues to 11% in 2002 from 10% in 2001. These increases were primarily due to higher insurance premium rates for directors and officers liability insurance and other commercial insurance by $0.1 million, and higher general supplies, postage and shipping costs by $0.1 million. OneSource expects general and administrative expense to increase approximately 15% in 2003 to support additional infrastructure.

      Restructuring. Restructuring expense decreased to zero for the year ended December 31, 2002 from $0.7 million for the year ended December 31, 2001. Restructuring expense during the year ended December 31, 2001 was the result of cost reduction measures implemented in both July and November 2001 that resulted in an 11% reduction in our overall workforce and the consolidation of certain functions. Restructuring expense primarily consists of severance related expenses associated with the reduction in OneSource’s overall workforce.

      Amortization of Goodwill. Amortization of goodwill decreased to zero for the year ended December 31, 2002 from $1.0 million for the year ended December 31, 2001. This decrease was the result of OneSource’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and its requirement to cease the amortization of goodwill as of January 1, 2002.

      Amortization of Other Intangible Assets. Amortization of other intangible assets decreased to $0.4 million for the year ended December 31, 2002 from $0.5 million for the year ended December 31, 2001. This decrease was the result of the cost of a non-compete agreement becoming fully amortized during the year ended December 31, 2002.

      Interest Income, Net. Interest income, net of interest expense, decreased to $0.4 million for the year ended December 31, 2002 from $0.9 million for the year ended December 31, 2001. The decrease was primarily the result of lower rates on invested funds, which was offset partially by higher average cash balances.

      Provision for Income Taxes. Provision for income taxes increased to $2.6 million for the year ended December 31, 2002 from $1.9 million for the year ended December 31, 2001. This increase was due to pre-tax income of $7.0 million at an effective tax rate of 37% for the year ended December 31, 2002 as compared to pre-tax income of $6.5 million at an effective tax rate of 29% for the year ended December 31, 2001. The effective tax rate increase was primarily due to the utilization of all remaining tax benefits in 2001 from federal net operating loss carryforwards. In addition, net income related to OneSource’s United Kingdom operations is taxed at the United Kingdom statutory rate of 30%, which results in the worldwide effective tax rate being lower than the United States federal statutory rate of 34%.

Comparison of Results for The Years Ended December 31, 2001 and 2000

      Revenues. Total revenues increased 14% to $59.0 million for the year ended December 31, 2001 from $51.9 million for the year ended December 31, 2000.

      Web-based product revenues increased 19% to $56.3 million for the year ended December 31, 2001 from $47.3 million for the year ended December 31, 2000. The increase in Web-based product revenues was primarily attributable to the addition of new Business Browser customers, an increase in the number of designated users of the Business Browser products subscribed to by existing customers, and the sale of new Business Browser product subscriptions to existing customers. At the same time, CD Rom product and other revenues, which consist of licensing royalties, printed directories, and mailing lists, decreased 42% to $2.7 million in 2001 from $4.6 million in 2000, and was primarily the result of the discontinuance of the printed directories product line, completion of the transition away from the legacy CD Rom business at the end of 2000, and focus on the Business Browser product line.

      Cost of Revenues. Total cost of revenues increased 3% to $18.5 million for the year ended December 31, 2001 from $17.9 million for the year ended December 31, 2000. The increase in total cost of revenues was principally due to increased royalty expense by $0.3 million, increased computer hosting costs by $0.1 million, increased depreciation expense associated with computer equipment used for data processing and on-line requirements by $0.3 million, and increased software amortization cost by $0.3 million. These increases were partially offset by a decrease for printed directories expense of $0.2 million due to the discontinuance of our printed directories product line at the end of 2000. As a percentage of total revenues, total cost of revenues decreased to 31% in 2001 from 35% in 2000. The decrease as a percentage of total revenues was primarily the result of an increase in total revenues, a lower effective royalty rate to information providers, and lower production-related expenses.

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

      Selling and Marketing Expense. Selling and marketing expense decreased 10% to $18.4 million for the year ended December 31, 2001 from $20.5 million for the year ended December 31, 2000 principally due to decreased recruiting expense by $0.9 million, decreased compensation related expense by $0.1 million, decreased travel expenses by $0.5 million, and decreased outside services by $0.3 million. This overall decrease in selling and marketing expense was largely the result of cost reduction measures implemented at the beginning of the third quarter of 2001. Selling and marketing expense decreased as a percentage of total revenues to 31% in 2001 from 39% in 2000.

      Platform and Product Development Expense. Platform and product development expense decreased 5% to $8.4 million for the year ended December 31, 2001 from $8.8 million for the year ended December 31, 2000. The decrease was primarily the result of lower compensation related expenses by $0.2 million. As a percentage of total revenues, platform and product development expense decreased from 17% in 2000 to 14% in 2001. In part, this overall decrease was the result of cost reduction measures implemented during the second half of 2001.

      General and Administrative Expense. General and administrative expense increased 16% to $5.9 million for the year ended December 31, 2001 from $5.1 million for the year ended December 31, 2000. The increase was primarily due to higher compensation related costs by $0.7 million. General and administrative expense as a percentage of total revenues was 10% in 2001 and 2000.

      Restructuring. Restructuring expense was $0.7 million for the year ended December 31, 2001. This expense was the result of cost reduction measures implemented in both July and November 2001 and consists of an 11% reduction in our overall workforce at that point in time and the consolidation of certain functions. Restructuring expense primarily consists of severance related expenses associated with the reduction in OneSource’s overall workforce

      Amortization of Goodwill. Amortization of goodwill was $1.0 million for each of the years ended December 31, 2002 and 2001. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” OneSource has ceased amortization of goodwill as of January 1, 2002.

      Amortization of Other Intangible Assets. Amortization of other intangible assets expense was $0.5 million for each of the years ended December 31, 2001 and, 2000. This expense is the result of the acquisition of Corporate Technology Information Services, Inc. in October 1999 and the associated amortization of other intangible assets, which consists of a non-compete agreement, subscriber list, database, and trademark that were acquired as part of that transaction.

      Interest Income, Net. Interest income, net of interest expense, was $0.9 million for both years ended December 31, 2001 and December 31, 2000.

      Other Income. Other income decreased to zero for the year ended December 31, 2001 from $2.0 million for the year ended December 31, 2000. This decrease was the result of the expiration of a software license agreement that terminated on December 31, 2000 and was associated with the May 1998 sale of our CD-Insurance division.

      Provision for Income Taxes. The provision for income taxes increased to $1.9 million for the year ended December 31, 2001 from $0.1 million for the year ended December 31, 2000. The increase was due to pre-tax income of $6.5 million at an effective tax rate of 29% for the year ended December 31, 2001 as compared to pre-tax income of $0.9 million for the year ended December 31, 2000, the greater utilization of net operating loss carryforwards during the year ended December 31, 2000, and the effects of varying tax rates in OneSource’s various tax jurisdictions. In addition, net income related to OneSource’s United Kingdom operations is taxed at the United Kingdom statutory rate of 30%, which results in the worldwide effective tax rate being lower than the United States federal statutory rate of 34%.

Quarterly Results of Operations (Unaudited)

      The following tables set forth a summary of OneSource’s unaudited quarterly operating results for each of the eight quarters in the two-year period ended December 31, 2002. This information has been derived from unaudited interim consolidated financial statements that, in the opinion of management, have been prepared on a basis consistent with the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with OneSource’s Consolidated Financial Statements and the Notes thereto. Our operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter ended

	2002				2001

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,

	(In thousands, except per share data)
Statement of Income Data:
Revenues:
Web-based product	$14,215	$14,042	$13,803	$13,649	$14,210	$14,059	$14,323	$13,726
CD Rom product and other	381	515	570	575	654	611	686	748

	14,596	14,557	14,373	14,224	14,864	14,670	15,009	14,474

Cost of revenues:
Web-based product	4,297	4,063	4,046	3,988	4,166	4,123	4,129	4,013
CD Rom product and other	399	438	408	425	372	469	607	617

	4,696	4,501	4,454	4,413	4,538	4,592	4,736	4,630

Gross profit	9,900	10,056	9,919	9,811	10,326	10,078	10,273	9,844

Operating expenses:
Selling and marketing	4,170	4,385	4,189	3,723	3,925	4,143	5,105	5,274
Platform and product development	2,367	2,279	2,741	2,653	2,201	2,080	2,022	2,057
General and administrative	1,613	1,677	1,291	1,575	1,646	1,490	1,410	1,343
Restructuring	—	—	—	—	286	374	—	—
Amortization of goodwill	—	—	—	—	248	253	258	261
Amortization of other intangible assets	82	115	115	115	115	115	115	115

Total operating expenses	8,232	8,456	8,336	8,066	8,421	8,455	8,910	9,050

Income from operations	1,668	1,600	1,583	1,745	1,905	1,623	1,363	794
Interest income, net	138	95	102	102	180	76	335	262

Income before provision for income taxes	1,806	1,695	1,685	1,847	2,085	1,699	1,698	1,056
Provision for income taxes	668	627	642	665	92	681	684	425

Net income	$1,138	$1,068	$1,043	$1,182	$1,993	$1,018	$1,014	$631

Basic net income per share	$0.10	$0.09	$0.09	$0.10	$0.16	$0.08	$0.08	$0.05
Diluted net income per share	$0.09	$0.09	$0.08	$0.09	$0.15	$0.07	$0.07	$0.05
Weighted average common shares outstanding
Basic	11,658	11,797	11,957	12,029	12,158	12,547	12,653	12,338
Diluted	12,180	12,368	12,620	12,884	13,112	13,604	13,682	13,631

	Quarter ended

	2002				2001

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,

	(Percentage of total revenues)
Revenues:
Web-based product	97%	96%	96%	96%	96%	96%	95%	95%
CD Rom product and other	3	4	4	4	4	4	5	5

Total revenues	100	100	100	100	100	100	100	100

Cost of revenues:
Web-based product	29	28	28	28	28	28	28	28
CD Rom product and other	3	3	3	3	3	3	4	4

Total cost of revenues	32	31	31	31	31	31	32	32

Gross profit	68	69	69	69	69	69	68	68

Operating expenses:
Selling and marketing	28	30	29	26	26	28	34	36
Platform and product development	16	16	19	19	15	14	13	14
General and administrative	11	12	9	11	11	10	9	9
Restructuring	—	—	—	—	2	3	—	—
Amortization of goodwill	—	—	—	—	2	2	2	2
Amortization of other intangible assets	1	1	1	1	1	1	1	2

Total operating expenses	56	58	58	57	57	58	59	63

Income from operations	11%	11%	11%	12%	13%	11%	9%	5%

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

      The calculation of annualized contract value for OneSource’s Web-based products is illustrated below:

		One Month of
	Web-Based	Invoiced Fees
	Deferred	in Deferred	Annualized
Measurement Date	Revenues	Revenues	Contract Value

		(In thousands)
December 31, 2001	$26,760	$4,673.1	$56,077
December 31, 2002	29,748	4,672.9	56,075

      The aggregate annualized contract value for Web-based products was $56.1 million as of December 31, 2002 and December 31, 2001. Of this $56.1 million, $42.6 million was attributable to those customers that were under contract as of both December 31, 2001 and 2002. The renewal rate for subscribers of the Business Browser product line as of December 31, 2002 was 76% calculated on a dollar basis, whereas the renewal rate for those subscribers that also used the AppLink software development kit as of December 31, 2002 was 82% calculated on a dollar basis.

      The number of Web-based customers decreased to 812 at December 31, 2002 from 817 at December 31, 2001. On average, OneSource’s customers for Web-based products as of December 31, 2002 had an annualized contract value of $69,058 per customer, compared to an average annualized contract value of $68,700 per customer as of December 31, 2001. OneSource believes this growth in average annualized contract value was attributable to an increase in the number of user licenses purchased by individual customers and the addition of new products subscribed to by individual customers.

      As of December 31, 2002, 51 organizations subscribed to the AppLink software development kit. Such customers as of December 31, 2002 generated, on average, approximately $345,000 each in annualized contract value.

Liquidity and Capital Resources

      Since acquiring the business from Lotus Development Corporation in 1993, OneSource has funded operations through a combination of seller financing, proceeds received from the sale of Class P common stock and common stock in connection with the purchase of the business from Lotus Development Corporation, bank debt, proceeds received from the sale of non-strategic lines of business, capitalized equipment leases, cash flows from operations, our initial public offering which closed in May 1999, and issuance of stock pursuant to stock options and employee stock purchase plan. In addition, during December 2002, OneSource entered into a loan and security agreement with Silicon Valley Bank for borrowings up to $10.0 million. The loan and security agreement is for one year from the date of the signing and represents a working capital revolving line of credit and an equipment line of credit for up to $5.0 million each.

      Cash and cash equivalents totaled $23.1 million at December 31, 2002, compared to $18.2 million at December 31, 2001. The increase was primarily due to funds provided by operating activities of $12.7 million, partially offset by net cash used in investing activities of $3.7 million and in financing activities of $4.5 million.

      Net cash provided by operating activities was $12.7 million for the year ended December 31, 2002, compared to $9.4 million for the year ended December 31, 2001. The net increase of $3.3 million period to period was the result of a net increase in assets and liabilities of $4.0 million and an increase of $0.5 million due to an increase of tax benefit associated with the disposition of stock options, partially offset by a decrease in depreciation and amortization of $1.0 million, and net income of $4.4 million in 2002 compared to net income of $4.7 million in 2001.

      Net cash used in investing activities was $3.7 million for the year ended December 31, 2002, compared to $2.6 million for the year ended December 31, 2001. Net cash used in investing activities was primarily due to purchases of property and equipment for $1.9 million during the year ended December 31, 2002 and $1.8 million during the year ended December 31, 2001, as well as $1.9 million for capitalized software development costs for the year ended December 31, 2002 and $0.8 million for the year ended December 31, 2001.

      Net cash used in financing activities was $4.5 million for the year ended December 31, 2002, compared to $6.1 million for the year ended December 31, 2001. Net cash used in financing activities primarily consisted of the repurchase of common stock of $5.6 million during the year ended December 31, 2002 and $8.1 million during the year ended December 31, 2001, offset in part by proceeds from the issuance of stock pursuant to stock options and employee stock purchase plan of $1.1 million during the year ended December 31, 2002 and $2.0 million during the year ended December 31, 2001.

      OneSource believes that its current cash and cash equivalents and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the following twelve months. However, in the event of a strategic cash requirement, OneSource has entered into a revolving loan agreement during December 2002 with Silicon Valley Bank for up to $10.0 million.

      In April 2001, OneSource announced a stock buyback program to repurchase up to 1,000,000 shares of OneSource common stock over the following twelve months. In January 2002, OneSource completed the repurchase of its common stock authorized under this program at an average price of $8.48 per share.

      In January 2002, OneSource’s Board of Directors announced a second stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. In November 2002, OneSource completed its second stock buyback program, having repurchased 749,931 shares of its common stock at an average price of $6.67 per share.

      In October 2002, OneSource’s Board or Directors announced a third stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. As of December 31, 2002, under this third stock buyback program, OneSource had repurchased 28,819 shares of its common stock for a total cost of $0.2 million at an average price of $6.64 per share. OneSource intends to use a portion of its existing cash and cash equivalents balances to execute additional repurchases under this third stock buyback program.

      Effective August 31, 2002, OneSource began to reissue treasury stock, using the average cost method, for stock option exercises associated with OneSource’s various stock option plans and the 1999 Employee Stock Purchase Plan, as amended. As of December 31, 2002, OneSource had reissued 173,038 shares of its treasury stock having an average cost of $7.72 per share.

Contractual Obligations and Commitments

      The following table presents OneSource’s contractual obligations and commercial commitments as of December 31, 2002 over the next five years.

	Payments due by period

	2003	2004	2005	2006	2007	Total

	(In thousands)
Operating leases	$1,140	$651	$239	$156	$116	$2,302
Royalty contracts	7,252	2,953	—	—	—	10,205

	$8,392	$3,604	$239	$156	$116	$12,507

Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations,” which is scheduled to become effective as of January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. OneSource does not expect that the adoption of SFAS No. 143 will have a significant impact on its financial position and results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective as of January 1, 2002. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121 (“SFAS No. 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. OneSource has determined that the adoption of SFAS No. 144 had no impact on its financial position and results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” OneSource does not expect that the adoption of SFAS No. 146 will have a significant impact on its financial position and results of operations.

      In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. OneSource does not expect that the adoption of FIN 45 will have a significant impact on its financial position and results of operations. The following is a summary of provisions of OneSource’s agreements that OneSource has determined are within the scope of FIN 45:

OneSource’s agreements with OneSource product customers, third party information and technology providers, and vendors include standard indemnification provisions. Under these agreements, OneSource generally agrees to defend, indemnify, and hold harmless the indemnified party with respect to any third party claim that the OneSource product, excluding any data or technology provided by the indemnified party, infringes a United States or United Kingdom patent, copyright, trade secret, or other proprietary right. The terms of these indemnification provisions are generally perpetual after execution of the agreement. The maximum potential amount of future payments OneSource may be required to make under these indemnification provisions is unlimited. OneSource has never incurred costs to defend lawsuits or settle actions related to these indemnification provisions. As a result, OneSource believes that the estimated fair market value of these indemnification provisions is minimal. Accordingly, OneSource does not have any liabilities recorded in its financial statements related to these provisions as of December 31, 2002.

OneSource’s agreements with OneSource product customers also include standard warranty provisions. OneSource warrants that it has the right to license the OneSource product line to customers, but does not warrant the accuracy, adequacy, completeness, or timeliness of Business Browser content or the OneSource product. If necessary, OneSource would provide for the estimated cost of product warranties based on specific warranty claims and claim history. However, OneSource has never incurred expense under its product warranties. As a result, OneSource believes that the estimated fair market value of this warranty provision is minimal. Accordingly, OneSource does not have any liabilities recorded in its financial statements as related to this provision as of December 31, 2002.

      In November 2002, the Emerging Issues Task Force reached a consensus on Emerging Issues Task Force Issue 00-21 (“EITF Issue 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. OneSource does not expect that the adoption of EITF Issue 00-21 will have a material impact on its results of operations or financial position.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123,” which becomes effective for interim and fiscal periods ending after December 31, 2002. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. OneSource does not expect that the adoption of SFAS No. 148 will have a significant impact on its financial position and results of operations.

      In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.” FIN 46 addresses how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The requirements of FIN 46 apply to all variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. OneSource does not expect that the adoption of FIN 46 will have a significant impact on its financial position and results of operations.

Certain Factors that May Affect Future Results

      This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. OneSource’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those set forth in the following risk factors discussed below and elsewhere in this Annual Report on Form 10-K. In addition to the other information included or incorporated by reference in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating OneSource and its business:

      WE HAVE A CUMULATIVE DEFICIT AND EXPECT TO CONTINUE TO HAVE A CUMULATIVE DEFICIT FOR THE FORESEEABLE FUTURE, AND WE MAY NOT SUSTAIN OR INCREASE NET INCOME UNLESS WE CONTINUE TO OFFSET OUR ROYALTY PAYMENTS AND OPERATING EXPENSES WITH REVENUES FROM OUR WEB-BASED PRODUCTS AND SERVICES. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998, $6.4 million in 1999, and $2.0 million in 2000, and had income from operations of $5.7 million in 2001 and $6.6 million in 2002. As of December 31, 2002, we had an accumulated deficit of $5.9 million. If we are unable to offset our royalty payments and operating expenses with revenues from our Web-based products and services, we may not be able to sustain or increase net income.

      WE RELY ON GENERATING SUBSCRIPTION REVENUES FROM OUR WEB-BASED PRODUCT LINE, AND WE MAY NOT SUSTAIN OR INCREASE NET INCOME UNLESS DEMAND FOR OUR WEB-BASED PRODUCTS REMAINS THE SAME OR CONTINUES TO GROW. Subscription revenues from our Web-based product line accounted for 96% of total revenues in 2002, 95% of total revenues in 2001, 91% of total revenues in 2000, 90% of total revenues in 1999, 53% of total revenues in 1998, and 11% of total revenues in 1997. As a result, our future financial condition may depend heavily on the success or failure of our Web-based product line, including the ease of integration of information from these products with customer internal applications. These products were introduced in December 1996, and it is difficult to predict demand and market acceptance in the rapidly evolving Web-based business information products and services market. If the demand for our Web-based products does not remain the same or continue to grow, whether due to, among other factors, increased competition, lack of market acceptance, insufficient enhancements, failure of Internet or Web use to grow in general, or technological change, we may not be able to sustain or increase net income.

      OUR SALES EFFORTS TO OUR TARGET MARKET MAY BE LENGTHY, INVOLVE DELAYS, OR INVOLVE UNCERTAINTY, ALL OF WHICH MAY ADVERSELY IMPACT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. Selling our products and services to Global 5000 companies, our target market, involves sales cycles that we believe are potentially longer and more uncertain than those involving small-size organizations. Our customers generally commit significant time and resources to evaluate our products and services, and they often require us to expend substantial time, effort, and money to educate them about our products and services. In addition, these sales efforts often require final approval from our customers’ senior level management, potentially resulting in delays to the sales cycle. Any of these factors may extend the sales cycle and increase the uncertainty of whether a sale will actually be completed. The timing and uncertainty of sales and the length of the sales cycle may cause our operating results to vary significantly from quarter to quarter and may have a material adverse impact on our business, operating results, and financial condition.

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

      COMPETITION IN OUR INDUSTRY IS INTENSE AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO; THIS COMPETITION MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. The business information products and services industry is intensely competitive. Several of our information providers compete against each other and in some cases with us. We face direct or indirect competition from numerous companies including the following:

•	large, well-established business and financial information providers such as Dow Jones & Co., Pearson PLC, Reuters Group PLC, and McGraw-Hill Companies Inc.;

•	aggregators of business and financial information, such as LexisNexis Group (a Reed Elsevier Plc subsidiary), The Dialog Corporation (a Thomson Corporation subsidiary), Factiva (a Dow Jones & Co. subsidiary), and Bureau Van Dijk Computer Services SA;

•	providers of company information, such as Thomson Financial, Inc. (a Thomson Corporation subsidiary), Market Guide Inc. (a Multex.com, Inc. subsidiary), Hemscott Group Ltd., and Hoovers, Inc. (a subsidiary of The Dun & Bradstreet Corporation);

•	providers of sales, marketing, and credit information such as Dun & Bradstreet, Inc. (a subsidiary of The Dun & Bradstreet Corporation) and InfoUSA Inc.; and

•	Web retrieval, Web “portal” companies, and other free or low-cost mass market on-line services, such as Yahoo! Inc., AOL-Time Warner, Inc., MarketWatch.com, Inc., and TheStreet.com, Inc.

      Based on reported operating results, industry reports and other publicly available information, we believe that many of our existing competitors, as well as a number of prospective competitors, have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical, and marketing resources than we possess. As a result, they may be able to respond more quickly to new or emerging technologies and changes in user requirements, or to devote greater resources to the research, development, promotion, and sale of their products and services than we can. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential employees, customers, and information providers. Our competitors also may develop products and services that are equal or superior to our products or that achieve greater market acceptance than our products and services. Ultimately, we may lose customers to competitors if we are not able to satisfy increasingly sophisticated customer requirements, improve existing OneSource products and services, and develop new products and services in a timely, economical fashion. In addition, increased competition may result in price reductions, reduced margins, or loss of market share, any of which may materially adversely affect our business, operating results, and financial condition.

      OUR FAILURE TO INCREASE THE NUMBER OF OUR SUBSCRIBERS OR RETAIN OUR CURRENT SUBSCRIBER BASE MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. Our future success remains highly dependent on attracting organizations that are financially able to and willing to allocate funds to subscribe to on-line business information products and services. If the market for subscription-based on-line business information products and services develops more slowly than we may anticipate, or if our efforts to retain existing subscribers or attract new subscribers are not successful or cost-effective, our operating results and financial condition may be materially and adversely affected.

      IF A SIGNIFICANT NUMBER OF OUR CUSTOMERS EXPERIENCE A DECLINE IN THEIR FINANCIAL CONDITION, THE COLLECTABILITY OF OUR ACCOUNTS RECEIVABLE MAY SUFFER, AND MAY MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. A decline in the financial condition of additional customers owing significant amounts to us may cause us to write-off the amounts owed by these customers as bad debt, and/or a revenue reduction, either of which may have a material adverse effect on our operating results and financial condition.

      EXPANDING INTO INTERNATIONAL MARKETS WHERE WE HAVE LIMITED PRIOR EXPERIENCE MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS. We presently have offices located primarily in the United States and in the United Kingdom, but look to expand our business opportunities into new markets. Expanding into diverse international markets exposes us to certain risks of conducting business that include, but are not limited to, the following: potential higher costs, unanticipated regulatory changes, political instability, difficulties in staffing and managing operations, adverse tax consequences, currency and exchange rate fluctuations, and seasonal reductions in business activity. In addition, the impact of language and other cultural differences may result in product and service offerings that may not satisfy the needs of our customers and may not be profitable. Further, strategic relationships may be necessary to facilitate expansion into certain markets, and our business may be adversely affected if we misallocate our resources and ultimately fail to gain new or effective alliances in these areas. Moreover, possible nationalization, expropriation, and limits and unique laws pertaining to the collection and provision of certain types of information on individuals (e.g., the Data Protection Act) may hinder operations in international markets, and may materially and adversely affect our business.

      GENERAL ECONOMIC AND GEOPOLITICAL CONDITIONS MAY NEGATIVELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. An ongoing economic downturn and uncertain geopolitical environment may cause organizations to delay or forego entirely investments in value-added business information products and services such as our Web-based products and services. We have experienced these effects in the last year as a result of the recent economic slowdown and geopolitical conditions. A prolonged recession and geopolitical crisis may cause organizations that comprise our target market to significantly reduce discretionary spending with business information providers and create a greater risk of business failure among existing subscribers. These effects may have a material adverse effect on our operating results and financial condition.

      IF OUR INFORMATION PROVIDERS PROVIDE US WITH INACCURATE OR UNRELIABLE DATA, FAIL TO TRANSMIT THEIR DATA FEEDS IN A TIMELY MANNER, CEASE DOING BUSINESS WITH US, OR REQUIRE US TO SIGNIFICANTLY INCREASE OUR ROYALTY OBLIGATIONS, FUTURE SALES OF OUR WEB-BASED PRODUCTS AND SERVICES MAY BE JEOPARDIZED, AND THIS MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. We depend significantly on information providers to supply accurate and reliable information and data feeds to us on a timely basis. Our Web-based products and services may experience interruptions (and potentially may be compromised) due to any failure, delay, or cut-off in the transmission or receipt of this information, or a requirement by our information providers that royalty payments be significantly increased. In addition, our products and services may be negatively affected if our information providers provide us with faulty or erroneous data that becomes integrated with our products and services. We may then have to seek alternatives to the information providers’ information and data feeds, and, in some cases, it is possible that reasonable alternatives may not exist without resorting to multiple sources, or may not be provided in a timely manner. This may result in increased costs or reduced functionality of our products and services and may materially and adversely affect our business, operating results, and financial condition.

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

      IF OUR SOFTWARE OR HARDWARE BECOMES DEFECTIVE, OR IF OUR SOFTWARE, HARDWARE, OR WEB SITE BECOMES THE TARGET OF INTENTIONAL DISRUPTIONS, DIRECTLY OR INDIRECTLY, OUR PRODUCTS AND SERVICES MAY BE NEGATIVELY IMPACTED, AND OUR REPUTATION, FUTURE SALES, OPERATING RESULTS, AND FINANCIAL CONDITION MAY BE HARMED IF THESE EFFORTS ARE SUCCESSFUL. Complex software like the software we develop and use and the hardware we use for our products and services may contain or develop errors or defects, especially when first implemented and as our product and service offerings increase in scope and complexity, that may be difficult and costly to correct. In addition, our software, hardware, or Web site may become the target of intentional disruptions, directly or indirectly, including software viruses and malicious code specifically designed to impede the performance of our products and services; such software viruses and malicious code may avoid detection by our anti-virus software in place. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our Web site and misappropriate proprietary information or cause interruptions to the delivery of our products and services. As a result, our activities may be substantially disrupted; the introduction of new products, services, and enhancements may be delayed; and our reputation, future sales, operating results, and financial condition may be adversely affected if these efforts are successful.

      POTENTIAL GROWTH IN OUR FUTURE OPERATIONS MAY STRAIN OUR MANAGERIAL AND FINANCIAL RESOURCES AND OPERATING SYSTEMS. FAILURE TO SUCCESSFULLY MANAGE GROWTH, OR UNEXPECTED DIFFICULTIES DURING EXPANSION, MAY MATERIALLY AND ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. We have experienced growth in our operations and plan to pursue growth opportunities as relate to Business Browser product line, related software applications, and fee-based services, particularly in our target market accounts. In order to support such potential growth, we may need to: (i) implement and modify relevant financial, operational, and management controls; reporting systems; and procedures on a timely basis; (ii) expand, train, and manage our employee base; and (iii) alter the coordination among our staff responsible for product and platform development, sales and marketing, and finance and administration. If we are unable to accomplish any of these objectives during a period of growth, our operating results and financial condition may be materially and adversely impacted.

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

      PURSUING AND COMPLETING ANY POTENTIAL ACQUISITION(S) MAY DIVERT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES AND MAY NOT PRODUCE THE DESIRED BUSINESS RESULTS. If we pursue and complete any potential acquisition(s), our management team may spend a significant amount of time and management and financial resources in the acquisition process and to integrate the acquired business with our existing business. To pay for acquisition(s), we may use capital stock, cash, or a combination of both. Alternatively, we may borrow money from a bank or other lender. If we use cash or debt financing, our financial liquidity will be reduced. In addition, from an accounting perspective, the potential acquisition(s) may involve nonrecurring charges or involve amortization of significant amounts of goodwill that may materially and adversely affect our operating results and financial condition.

      Despite the investment of these management and financial resources and completion of due diligence with respect to these efforts, the potential acquisition(s) may not produce the revenues, earnings, or business synergies that we may anticipate, and the acquired technology or proprietary right(s) may not perform as expected for a variety of reasons, including the following:

•	difficulty in the integration of the operations, technologies, rights, products, services, and personnel of the acquired business(es);

•	difficulty in maintaining controls, procedures, and policies during the transition and integration;

•	risks of entering markets in which we have no or limited prior experience;

•	inability to maintain the key business relationships and the reputations of acquired business(es);

•	potential dilution to current stockholders from the issuance of additional equity securities;

•	failure through the due diligence process to identify significant issues with product and service quality, product architecture, legal and financial contingencies, and product and service development, among other things;

•	expenses of any undisclosed or potential legal liabilities of the acquired business(es); and

•	the potential loss of key employees of the acquired business(es).

      WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS, WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO PERFORM RELIABLE PERIOD-TO-PERIOD COMPARISONS, AND CONTRIBUTE TO VOLATILITY IN THE MARKET PRICE FOR OUR COMMON STOCK, THUS POTENTIALLY REDUCING INVESTMENT IN OUR STOCK. Our quarterly revenues, gross profits, and operating results may fluctuate in the future. In addition, we believe that an important measure of our business is the annualized contract value at the end of each period, which also may fluctuate. Causes of such fluctuations have included and may include, among other factors, as follows:

•	changes in demand for our products and services;

•	the size, value and timing of both new and renewal subscriptions with our corporate customers;

•	the cost and renewal status of contracts with our content providers;

•	competition (particularly price, product, and service competition);

•	increases in selling and marketing expense, as well as other operating expenses;

•	technical difficulties or system downtime affecting our products or the Web generally;

•	overall performance of our products, services, and technology;

•	our ability to develop, market, and introduce new and enhanced versions of our products on a timely basis;

•	economic conditions specific to the Web, as well as general economic and political conditions; and

•	consolidation of our customers.

      Further, a substantial portion of our expenses, including most product and platform development and selling and marketing expenses, must be incurred in advance of revenue generation. If we are unable to expand our sales and marketing efforts and our projected revenues do not meet our expectations, then we are likely to experience a shortfall in our income from operations relative to our expectations. Moreover, although we are not presently a party to a lawsuit, any potential claims, even if not meritorious, against us may result in the expenditure of significant financial and managerial resources on our part, which may contribute to a decrease in investment of our stock and may materially impact our operating results and financial condition by potentially subjecting us to significant liabilities and negative publicity and by diverting management’s attention and resources.

      WE MAY BE SUBJECT TO POTENTIAL LITIGATION BY ANY THIRD PARTY CONCERNING THE INFRINGEMENT OF ANY PROPRIETARY RIGHT, AND SUCH LITIGATION MAY BE COSTLY AND TIME CONSUMING. IN ADDITION, WE MAY HAVE TO INCUR LEGAL EXPENSES TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. There has been substantial litigation in the information services industry involving intellectual property rights. Although we believe that we have not infringed, and are not infringing, the intellectual property of others through our products and services, if such claims were to be asserted, with or without merit, they may have a material adverse effect on our business, operating results, and financial condition. In addition, to the extent that we license from third parties informational content that is included in our Business Browser product line, our potential exposure to copyright infringement actions may increase because we must rely upon warranties and representations by such information providers as to the origin and ownership of content that we are subsequently licensing to users of our Business Browser products; such warranties and representations that may be inaccurate or inadequate. In addition, although we generally obtain indemnification provisions in our agreements with information providers, indemnification may not be adequate compensation for breach of such warranties and representations. In the event of a successful claim against us, we may be required to pay significant monetary damages if we are held to have willfully infringed a patent, copyright, trade secret, or other proprietary right; discontinue use or sale of the infringing products or information; expend significant resources to develop non-infringing technology; and/or enter into royalty and licensing agreements that may not be offered on acceptable terms. If a successful claim is filed against us and we fail to commercially develop or license a substitute technology, our business may be materially harmed.

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

      IF WE LOSE KEY PERSONNEL AND ARE UNABLE TO ATTRACT ADDITIONAL AND RETAIN EXISTING KEY PERSONNEL, IT MAY CAUSE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS. We expect that our future success will depend, in substantial part, on the continued services of our senior management, including Daniel J. Schimmel, our President and Chief Executive Officer; William G. Schumacher, our Senior Vice President, Content Development; Philip J. Garlick, our Senior Vice President, Global Sales, Service, and Marketing; Roy D. Landon, our Senior Vice President and Chief Financial Officer; Patti Purcell, our Senior Vice President, Products and Solutions; and David J. DeSimone, our Chief Information Technology Officer. None of our senior management has entered into employment agreements with us, and we do not maintain key-person life insurance on any of our employees. The loss of the services of one or a group of our key personnel may have a material, adverse effect on development of new products and services, our ability to manage the business, and our financial condition. In addition, we expect that our future success will depend on our continuing ability to attract, retain, and motivate highly qualified technical, customer support, sales, financial, accounting, and managerial personnel. Competition for such key personnel is intense, and we cannot assure that we will be able to retain such personnel or that we will be able to attract, assimilate, or retain other highly qualified personnel in the future. Moreover, competition for highly qualified key personnel may lead to increased recruitment and retention costs, thus potentially hindering our financial condition.

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

      IF WE ARE UNABLE TO MAINTAIN OUR REPUTATION AND EXPAND OUR NAME RECOGNITION, WE MAY HAVE DIFFICULTY ATTRACTING NEW BUSINESS AND RETAINING OUR CURRENT CUSTOMER BASE AND EMPLOYEES, AND OUR BRAND NAME, REPUTATION, AND BUSINESS MAY SUFFER. Establishing and maintaining a solid reputation and name recognition are critical for attracting and retaining customers as well as employees. The importance of reputation and name recognition is increasing and will continue to increase due to the growing number and quality of providers of Web-based business and financial information products and services. If our reputation is damaged or if potential customers and employees are not familiar with our products and services, we may not be able to attract new, or retain existing, customers and employees. The promotion and enhancement of our name will depend largely on our success in continuing to provide valuable products and services and to successfully market our products and services. If customers do not perceive our products and services to be effective or high quality, our brand name, reputation, and business may suffer.

      LAWS, RULES, AND REGULATIONS WITH RESPECT TO CORPORATE GOVERNANCE, REPORTING, AND DISCLOSURE MAY HINDER OUR ABILITY TO ATTRACT AND/OR RETAIN CAPABLE BOARD MEMBERS, A CHIEF EXECUTIVE OFFICER, AND A CHIEF FINANCIAL OFFICER, AND MAY RESULT IN A REDUCTION IN THE NUMBER OF BOARD MEMBERS, WHICH MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION AND OUR ABILITY TO MEET LISTING CRITERIA. In July 2002, President George W. Bush signed the Sarbanes-Oxley Act of 2002 into law, and several new rules and regulations were announced thereafter. Among other things, the Sarbanes-Oxley Act of 2002 imposes new corporate governance, reporting, and disclosure requirements; introduces stricter independence and financial expertise standards for audit committees; and imposes stiff penalties for securities fraud. In addition, the United States Securities and Exchange Commission and the Nasdaq National Market are considering proposals on related corporate governance topics. The Sarbanes-Oxley Act of 2002 and the related rules and regulations will likely increase the scope, complexity and costs of our corporate governance, reporting, and disclosure practices, and may increase the risk of personal liability for our board members, chief executive officer, and chief financial officer. Consequently, it may become more difficult to attract and/or retain such individuals, and may result in a decrease in the number of board members, which may materially and adversely affect our business, operating results, and financial condition and our ability to meet listing criteria.

      IF THE INTERNET BECOMES SUBJECT TO INCREASED LEGISLATION AND GOVERNMENT REGULATION, USE OF THE INTERNET AS A MEDIUM TO RECEIVE SUBSCRIPTION-BASED INFORMATION PRODUCTS AND SERVICES MAY DECLINE, AND WE MAY BE SUBJECT TO LITIGATION, EITHER OF WHICH MAY HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. The laws governing the Internet continue to be unsettled, even in areas where there has been legislative action. Legislation may dampen the growth in the use of the Internet generally and decrease the acceptance of the Internet as a medium to receive subscription-based information products and services. In addition, due to the global nature of the Internet, it is possible that, although our corporate headquarters are located in the Commonwealth of Massachusetts and pre-production and development relating to our products and services occurs primarily in the Commonwealth of Massachusetts, other states, the United States, or foreign countries may attempt to regulate our products and services or levy sales or other applicable taxes on our Web-based products and services. We cannot guarantee that violations of federal, state, local, or other laws will not be alleged by governmental entities; that we may not unintentionally violate these laws; or that these laws will not be modified, or new laws enacted, in the future. Any of these developments may have a material and adverse effect on our business, operating results, and financial condition.

      IF REQUIREMENTS RELATED TO ACCOUNTING TREATMENT FOR EMPLOYEE STOCK OPTIONS ARE MODIFIED, WE MAY BE FORCED TO CHANGE OUR BUSINESS PRACTICES, WHICH MAY HINDER OUR ABILITY TO RETAIN EXISTING EMPLOYEES AND ATTRACT HIGHLY QUALIFIED CANDIDATES, WHICH MAY HAVE A NEGATIVE EFFECT ON OUR EARNINGS. We currently account for the issuance of stock options under Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees.” If proposals currently under consideration by accounting standards organizations and governmental authorities are adopted, we may be required to treat the value of stock options granted to employees as a compensation expense. As a result, we may decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This may affect our ability to retain existing employees and attract highly qualified candidates, and increase the cash compensation we may be required to pay these individuals. Such a change may have a negative effect on our earnings.

      SOME OF OUR STOCKHOLDERS MAY BE ABLE TO SIGNIFICANTLY INFLUENCE THE OUTCOME OF MATTERS REQUIRING STOCKHOLDER APPROVAL, WHICH MAY DELAY OR MAKE MORE DIFFICULT A MERGER, TENDER OFFER, OR PROXY CONTEST, AND MAY ADVERSELY AFFECT THE RIGHTS OF OUR STOCKHOLDERS. Our current directors, officers, and greater than 10% stockholders together beneficially own a significant portion of our outstanding shares of common stock. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring shareholder approval, which may delay or make more difficult a merger, tender offer, or proxy contest, and may adversely affect the rights of our stockholders that may otherwise receive a premium over the fair market value of our common stock.

      PROVISIONS IN OUR RESTATED CERTIFICATE OF INCORPORATION AND AMENDED AND RESTATED BY-LAWS CONTAIN PROVISIONS THAT MAY HAVE THE EFFECT OF DELAYING OR PREVENTING CERTAIN CORPORATE ACTIONS, WHICH MAY ADVERSELY AFFECT THE RIGHTS OF OUR STOCKHOLDERS. Our Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without further approval by stockholders. Preferred stock may be issued with voting, liquidation, dividend, and other rights superior to those of common stock, without stockholder approval. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of our outstanding common stock. This may delay or make more difficult a merger, tender offer, or proxy contest and may adversely affect the rights of our stockholders that may otherwise receive a premium over the fair market value of our common stock.

      AS WE COMPLEMENT THE BUSINESS BROWSER PRODUCT LINE WITH NEW PRODUCTS AND SERVICES, THIS MAY DIVERT MANAGEMENT AND TECHNICAL ATTENTION AND FINANCIAL RESOURCES AND MAY NOT PRODUCE THE DESIRED BUSINESS RESULTS. As we complement the Business Browser product line with new business information products and services, our management team and technical personnel may spend a significant amount of time and management and financial resources in such development and implementation.

      Despite the investment of these management and financial resources with respect to these efforts, the potential new products and services may not produce the revenues, earnings, or business results that we may anticipate for the following reasons:

•	we may experience difficulty in developing and implementing products and services that integrate and operate effectively with our customers’ existing applications, business processes, and functions;

•	the market may not adopt these products and services as readily as we envision;

•	we may contract with certain third parties to provide content and/or supplement the products and services we provide, which may yield lower gross margins than our existing business;

•	we may experience delays in the development and implementation of these products and services; and

•	the introduction of new services may require changes to accounting methods, policies and procedures.

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

      OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency, rather than multiple foreign currencies. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the years ended December 31, 2002, 2001 and 2000. OneSource does not engage in hedging activities.

      OneSource also owns money market funds that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve OneSource’s capital until it is required to fund operations, including OneSource’s sales and marketing and product development activities. None of these market-risk sensitive instruments are held for trading purposes. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. OneSource does not enter into derivatives or any other financial instruments for trading or speculative purposes. OneSource has no long-term debt obligations. As of December 31, 2002, OneSource had $23.1 million in cash and cash equivalents.

Item 8.	Financial Statements and Supplementary Data

      OneSource’s Consolidated Financial Statements and Schedule and the Reports of Independent Accountants, are set as indexed in Item 16 on page 34.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated by reference to the section entitled “Occupations of Directors and Executive Officers” of OneSource’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days after December 31, 2002.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to the section entitled “Executive Compensation” of OneSource’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days after December 31, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the section entitled “Securities Ownership of Certain Beneficial Owners and Management” of OneSource’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days after December 31, 2002.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” of OneSource’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days after December 31, 2002.

Item 14.	Controls and Procedures

      Evaluation of disclosure controls and procedures. Based on their evaluation of OneSource’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this annual report, OneSource’s principal executive officer and principal financial officer have concluded the following: (i) OneSource’s disclosure controls and procedures are effective to ensure that information required to be disclosed by OneSource in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within time periods specified in Securities and Exchange Commission rules and forms; and (ii) OneSource’s disclosure controls and procedures are effective to ensure that information required to be disclosed by OneSource in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to OneSource’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      Changes in internal controls. There were no significant changes in OneSource’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Item 15.	Principal Accountant Fees and Services

      The information required by this Item is incorporated by reference to the section entitled “Relationship With Auditors” of OneSource’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days after December 31, 2002.

PART IV

Item 16.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this report:

      The following Consolidated Financial Statements and Schedules and the Reports of the Independent Accountants are filed herein:

      (1) Financial Statements:

(2)	Financial Statement Schedules:

Report of Independent Accountants on Financial Statement Schedule	S-1
Schedule II — Valuation and Qualifying Accounts	S-2

      All other financial statement schedules are omitted because they are not required, are inapplicable or the information has been included elsewhere in the financial statements or notes thereto.

      (b) Reports on Form 8-K

      A current report on Form 8-K dated November 6, 2002 was filed by OneSource on November 6, 2002 with the United States Securities and Exchange Commission that reported that ValueAct Capital Partners purchased 3.5 million shares of OneSource common stock in a private transaction from Information Partners Capital Fund and William Blair Venture Partners, and that Peter H. Kamin was appointed to OneSource’s Board of Directors.

      OneSource hereby files as part of this Annual Report on Form 10-K the exhibits listed below. Exhibits that are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the United States Securities and Exchange Commission in Washington, D.C.; New York, New York; and Chicago, Illinois. Please call the United States Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference rooms. United States Securities and Exchange Commission filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at HTTP:// WWW.SEC.GOV.

Exhibit
No.	Description

2.01	Agreement and Plan of Merger dated September 8, 1999 by and between the Registrant and Corporate Technology Information Services, Inc. (filed as Exhibit 2.1 to Form 8-K dated September 8, 1999, No. 000-25849 and incorporated herein by reference).
2.02	Escrow Agreement dated September 8, 1999 by and among the Registrant, Corporate Technology Information Services, Inc., Andrew Campbell and Citizens Bank of Massachusetts (filed as Exhibit 2.2 to Form 8-K dated September 8, 1999, No. 000-25849 and incorporated herein by reference).
3.01	Second Amended and Restated Certificate of Incorporation of the Registrant, as amended on May 24, 2001.(filed as Exhibit 3.01 to the Annual Report on Form 10-K on March 27, 2002 and incorporated herein by reference.)
3.02	Second Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.04 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10.01*	1993 Stock Purchase and Option Plan (filed as Exhibit 10.01 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10.02*	1999 Stock Option and Incentive Plan, as amended on May 22, 2002 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q on August 14, 2002 and incorporated herein by reference).
10.03*	1999 Employee Stock Purchase Plan, as amended on May 24, 2001 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q on August 10, 2001 and incorporated herein by reference).
10.04	Registration Agreement dated September 8, 1993 (filed as Exhibit 10.04 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10.05	Lease dated January 20, 1999 by and between the Registrant and 300 Baker Avenue Associates, Limited Partnership (filed as Exhibit 10.12 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10.06	Agreement and Plan of Merger dated February 26, 1999 by and between the Registrant and OneSource Holding Corporation (filed as Exhibit 10.13 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10.08	Form of Management Stock Purchase Agreement (filed as Exhibit 10.09 the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10.09	Stock Purchase Agreement dated August 3, 1993, by and among Lotus Development Corporation, Datext, Inc. and Datext Holding Corporation (filed as Exhibit 10.10 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10.10	Form of Fee Termination Agreement (filed as Exhibit 10.16 to the Registration Statement on Form S-1, No. 333-73263 and incorporate herein by reference).
10.11	Stock Redemption Agreement dated April 21, 1999 (filed as Exhibit 10.17 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10.12*	2001 Non-Employee Director Stock Option Plan dated May 24, 2001 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q on August 10, 2001 and incorporated herein by reference).
10.13	Registration Rights Agreement dated November 1, 2002 by and among the Registrant, ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P., and ValueAct International, Ltd. (filed as Exhibit 10.1 to the Form 8-K on November 6, 2002, and incorporated herein by reference).
10.14	Loan and Security Agreement, dated as of December 20, 2002, between Silicon Valley Bank and OneSource Information Services, Inc.
21.01	Subsidiaries of the Registrant (filed as Exhibit 21.01 to the Annual Report on Form 10-K on March 28, 2001 and incorporated herein by reference).
23.02	Consent of PricewaterhouseCoopers LLP
24.01	Power of Attorney (included in signature page)
99.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan, contract, or arrangement required to be filed as an exhibit pursuant to Item 14(c).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONESOURCE INFORMATION SERVICES, INC.

By: /s/ DANIEL J. SCHIMMEL

President, Chief Executive Officer

Date: March 27, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ ROY D. LANDON

Senior Vice President and Chief Financial Officer

Date: March 27, 2003

By: /s/ HENRY ANCONA

Director

Date: March 27, 2003

By: /s/ CARL P. FISHER

Director

Date: March 27, 2003

By: /s/ ROBERT J. MASSIE

Director

Date: March 27, 2003

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

Signature	Title(s)	Date

/s/ DANIEL J. SCHIMMEL Daniel J. Schimmel	President and Chief Executive Officer (principal executive officer)	March 27, 2003

/s/ ROY D. LANDON Roy D. Landon	Senior Vice President and Chief Financial Officer (principal financial officer)	March 27, 2003

/s/ MARTIN KAHN Martin Kahn	Chairman of the Board of Directors	March 27, 2003

/s/ CARL P. FISHER Carl P. Fisher	Director	March 27, 2003

/s/ HENRY ANCONA Henry Ancona	Director	March 27, 2003

/s/ ROBERT J. MASSIE Robert J. Massie	Director	March 27, 2003

/s/ PETER H. KAMIN Peter H. Kamin	Director	March 27, 2003

CERTIFICATIONS

I, Daniel J. Schimmel, Chief Executive Officer of OneSource Information Services, Inc., certify that:

(1)	I have reviewed this annual report on Form 10-K of OneSource Information Services, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DANIEL J. SCHIMMEL

Daniel J. Schimmel
Chief Executive Officer

Date: March 27, 2003

I, Roy D. Landon, Chief Financial Officer of OneSource Information Services, Inc., certify that:

(1)	I have reviewed this annual report on Form 10-K of OneSource Information Services, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROY D. LANDON

Roy D. Landon
Chief Financial Officer

Date: March 27, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
OneSource Information Services, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of OneSource Information Services, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to these consolidated financial statements, the Company changed its method of accounting for the amortization of goodwill in accordance with guidance provided by Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002.

/S/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January 27, 2003

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$23,096	$18,162
Accounts receivable, net of allowance for doubtful accounts of $299 and $770 at December 31, 2002 and 2001, respectively	16,499	16,925
Deferred royalties	2,873	3,133
Deferred commissions	1,644	1,342
Prepaid expenses and other current assets	822	380

Total current assets	44,934	39,942
Property and equipment, net	3,629	4,353
Goodwill	4,445	4,978
Other intangible assets, net	1,217	1,645
Restricted time deposit	603	603
Long-term deferred royalties	1,540	1,026
Other assets, net	2,430	996

Total assets	$58,798	$53,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,222	$1,734
Accrued compensation and benefits	2,534	2,171
Accrued royalties	3,419	3,839
Accrued expenses	2,857	2,655
Deferred revenues	30,257	27,144

Total current liabilities	41,289	37,543

Commitments (Note 15)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value:
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value:
35,000,000 shares authorized; 13,287,453 shares issued and 11,681,741 shares outstanding at December 31, 2002; 13,021,464 shares issued and 12,060,864 outstanding at December 31, 2001	133	130
Additional paid-in capital	35,128	33,154
Unearned compensation	—	(77)
Accumulated deficit	(5,856)	(9,377)
Accumulated other comprehensive income	437	267
Treasury stock, at cost	(12,333)	(8,097)

Total stockholders’ equity	17,509	16,000

Total liabilities and stockholders’ equity	$58,798	$53,543

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

	Year ended December 31,

	2002	2001	2000

Revenues:
Web-based product	$55,709	$56,318	$47,275
CD Rom product and other	2,041	2,699	4,614

	57,750	59,017	51,889

Cost of revenues:
Web-based product	16,394	16,431	15,536
CD Rom product and other	1,670	2,065	2,373

	18,064	18,496	17,909

Gross profit	39,686	40,521	33,980

Operating expenses:
Selling and marketing	16,467	18,447	20,519
Platform and product development	10,040	8,360	8,842
General and administrative	6,156	5,889	5,079
Restructuring	—	660	—
Amortization of goodwill	—	1,020	1,043
Amortization of other intangible assets	427	460	460

Total operating expenses	33,090	34,836	35,943

Income (loss) from operations	6,596	5,685	(1,963)
Interest income	490	903	978
Interest expense	(53)	(50)	(91)
Other income	—	—	2,000

Income before provision for income taxes	7,033	6,538	924
Provision for income taxes	2,602	1,882	66

Net income	$4,431	$4,656	$858

Basic net income per share	$0.37	$0.37	$0.07
Diluted net income per share	$0.35	$0.34	$0.06
Weighted average common shares outstanding:
Basic	11,859	12,424	11,509
Diluted	12,512	13,519	13,509

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated			Total
	Common Stock		Additional			Other	Treasury Stock		Stockholders’
			Paid-in	Unearned	Accumulated	Comprehensive			Equity	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income (loss)	Shares	Amount	(deficit)	Income

Balance, December 31, 1999	10,381,109	$104	$28,504	$(271)	$(14,891)	$(83)	—	$—	$13,363
Comprehensive income:
Net income					858				858	$858
Foreign currency translation adjustment						212			212	212

Comprehensive income										1,070

Amortization of unearned compensation relating to grants of stock options				97					97
Issuance of common stock pursuant to exercise of options	1,341,024	14	1,532						1,546
Issuance of common stock pursuant to the employee stock purchase plan	31,184	—	273						273
Issuance of common stock pursuant to exercise of warrants	405,150	4	—						4

Balance, December 31, 2000	12,158,467	122	30,309	(174)	(14,033)	129	—	—	16,353
Comprehensive income:
Net income					4,656				4,656	4,656
Foreign currency translation adjustment						138			138	138

Comprehensive income										4,794

Amortization of unearned compensation relating to grants of stock options				97					97
Issuance of common stock pursuant to exercise of options	812,030	8	1,601						1,609
Issuance of common stock pursuant to the employee stock purchase plan	50,967	—	379						379
Repurchase of common stock							960,600	(8,097)	(8,097)
Tax benefits of stock options			865						865

Balance, December 31, 2001	13,021,464	130	33,154	(77)	(9,377)	267	960,600	(8,097)	16,000
Comprehensive income:
Net income					4,431				4,431	4,431
Foreign currency translation adjustment						170			170	170

Comprehensive income										$4,601

Amortization of unearned compensation relating to grants of stock options				77					77
Issuance of common stock pursuant to exercise of options	238,327	3	471		(858)		(150,199)	1,157	773
Issuance of common stock pursuant to the employee stock purchase plan	27,662	—	175		(52)		(22,839)	179	302
Repurchase of common stock							818,150	(5,572)	(5,572)
Tax benefits of stock options			1,328						1,328

Balance, December 31, 2002	13,287,453	$133	$35,128	$—	$(5,856)	$437	1,605,712	$(12,333)	$17,509

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year ended December 31,

	2002	2001	2000

Increase (Decrease) in Cash and Cash Equivalents
Cash flows relating to operating activities:
Net income	$4,431	$4,656	$858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,152	3,067	2,521
Amortization of goodwill	—	1,020	1,043
Amortization of other intangible assets	427	460	460
Amortization of unearned compensation relating to grants of stock options	77	97	97
Tax benefits of stock options	1,328	865	—
Loss on disposal of fixed assets	7	23	—
Changes in operating assets and liabilities:
Accounts receivable	864	2,413	(5,225)
Deferred royalties	260	2,036	389
Deferred commissions	(302)	771	(445)
Prepaid expenses and other assets	(518)	(65)	1
Long-term deferred royalties	(514)	(1,026)	—
Accounts payable	460	(95)	433
Accrued compensation and benefits	391	(1,269)	1,007
Accrued royalties	(420)	(1,655)	(266)
Accrued expenses	734	22	274
Deferred revenues	2,302	(1,890)	5,472

Net cash provided by operating activities	12,679	9,430	6,619

Cash flows relating to investing activities:
Proceeds from restricted time deposits	—	—	100
Purchases of property and equipment	(1,872)	(1,843)	(4,014)
Capitalization of software development costs	(1,872)	(759)	(530)

Net cash used by investing activities	(3,744)	(2,602)	(4,444)

Cash flows relating to financing activities:
Issuance of stock pursuant to stock options and employee stock purchase plan	1,075	1,988	1,823
Repurchase of common stock	(5,572)	(8,097)	—
Repayment of capital lease obligations	—	(33)	(201)

Net cash provided (used) by financing activities	(4,497)	(6,142)	1,622

Effect of exchange rate changes on cash and cash equivalents	496	138	(57)

Increase in cash and cash equivalents	4,934	824	3,740
Cash and cash equivalents, beginning of year	18,162	17,338	13,598

Cash and cash equivalents, end of year	$23,096	$18,162	$17,338

Supplemental disclosure of cash flow information:
Cash paid for interest	$32	$1	$16
Cash paid for income taxes	411	333	73

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

Revenue Recognition

      OneSource’s products are primarily sold on a subscription basis pursuant to customer contracts that span varying periods of time but are generally for a period of one year. OneSource initially records receivables and defers the related revenues when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured. Revenues are recognized ratably over the related subscription period beginning when access to products is granted to the customer in accordance with customer agreements.

Deferred Royalties and Commissions

      Deferred royalties and commissions include sales commission and royalty costs that are associated with securing a subscription and procuring information to be delivered over the subscription period, respectively. These costs are deferred and amortized ratably over the associated subscription period as a component of selling and marketing expense and cost of revenues, respectively. At December 31, 2002 and 2001, deferred costs consisted of $1.6 million and $1.3 million, respectively, related to sales commissions and $4.4 million and $4.2 million, respectively, related to royalties.

Cash and Cash Equivalents

      Cash equivalents consist of money market funds with original maturities of three months or less at the date of purchase and are stated at cost, which approximates fair market value. Financial institutions with strong credit ratings manage these funds. Accordingly, the investments are subject to minimal credit and market risks. At December 31, 2002 and 2001, cash equivalents totaled $21.3 million and $16.4 million, respectively.

Property and Equipment

      Property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three to five years, using the straight-line method.

Advertising Costs

      OneSource recognizes advertising expense as incurred. Advertising expense was $78,000, $58,000 and $87,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

      Intangible assets consist primarily of goodwill, trademark, non-compete agreement, subscriber list and a database. Intangible assets, excluding goodwill, are amortized using the straight-line method over periods of three to seven years, based on the estimated useful life. The carrying value of other intangible assets is reviewed on a quarterly basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date, no such impairment has occurred. For other intangible assets excluding goodwill, OneSource determines whether an impairment has occurred based on gross expected future cash flows, and measures the amount of the impairment based on the related future estimated discounted cash flows. To date, no such impairment has occurred. Factors which OneSource considers important and that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” OneSource ceased amortizing goodwill as of January 1, 2002 and will annually review the goodwill for potential impairment during the third quarter, as well as on an event-driven basis, using a fair value approach. Since OneSource constitutes one reporting unit under SFAS No. 142, its fair value, which equals its market capitalization based on the closing price of its common stock as quoted on the Nasdaq National Market, is compared to its net assets, which includes the carrying value of goodwill. If market capitalization exceeds net assets, it is determined that no impairment has occurred and no adjustment is required.

Platform and Product Development and Software Development Costs

      Platform and product development costs, other than certain software development costs, are charged to expense as incurred. SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” requires research and development costs associated with the application development stage to be capitalized for internal use software. Examples of software development projects are software platforms used in OneSource products and programs used for its proprietary classification system. At December 31, 2002 and 2001, capitalized software development costs pursuant to SOP 98-1, net of accumulated amortization, was approximately $2,250,000 and $912,000, respectively, and was recorded in other long-term assets. Capitalized software development costs are amortized over three years, using the straight-line method. For the years ended December 31, 2002, 2001 and 2000, amortization of capitalized software development costs amounted to approximately $527,000, $460,000 and $224,000, respectively.

Financial Instruments

      The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, restricted time deposits, and accounts receivable approximate their fair value due to the short-term maturities of these instruments. OneSource does not engage in off-balance sheet transactions.

Concentration of Credit Risk

      Financial instruments, which potentially subject OneSource to concentrations of credit risk, consist primarily of cash, cash equivalents, and accounts receivables. In accordance with OneSource’s cash investment policy, the majority of its investments are made in investment grade securities and are managed by financial institutions with strong credit ratings. At December 31, 2002 and periodically throughout the year, OneSource has maintained cash balances in various operating accounts in excess of federally insured limits. OneSource limits the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which it invests.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Concentration of credit risk with respect to accounts receivable is limited due to the large number of companies comprising OneSource’s client base. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. OneSource maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations. Management believes the risk with respect to accounts receivables is mitigated by the fact that OneSource’s customer base is geographically widespread and is highly diversified. As of December 31, 2002 and 2001, OneSource’s single largest outstanding accounts receivable balance represented 4% and 6%, respectively, of its total outstanding accounts receivable. No single customer accounted for 3% or more of annual revenues for the years ended December 31, 2002, 2001 or 2000.

Accounting for Stock-Based Compensation

      OneSource accounts for stock-based compensation to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” FIN 44, “Accounting for Certain Transactions Involving Stock-Based Compensation-Interpretation of APB Opinion No. 25,” and related interpretations. Accordingly, compensation expense is recorded for options issued to employees in fixed amounts to the extent that the fixed exercise prices are less than the fair market value of OneSource’s common stock at the date of grant. OneSource follows the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (Note 9). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

      Had compensation cost been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, OneSource’s net income (loss) and net income (loss) per share on a pro forma basis would be as follows:

	Year ended December 31,

	2002	2001	2000

	(In thousands, except per share
	data)
Net income (loss):
As reported	$4,431	$4,656	$858
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	77	97	97
Less: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,375)	(1,779)	(1,169)

Pro forma net income (loss)	2,133	2,974	(214)

Basic net income (loss) per share:
As reported	$0.37	$0.37	$0.07
Pro forma	$0.18	$0.24	$(0.02)

Diluted net income (loss) per share:
As reported	$0.35	$0.34	$0.06
Pro forma	$0.17	$0.22	$(0.02)

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      Earnings per share is computed in accordance with Statement of Standards Financial Accounting No. 128 (“SFAS No. 128”), “Earnings Per Share.” SFAS No. 128 requires the presentation of two amounts: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the year plus, when dilutive, the weighted average number of shares of potential common stock from the assumed exercise of stock options using the treasury stock method.

Foreign Currency Translation

      Assets and liabilities of OneSource’s United Kingdom operations, where the local currency is the functional currency, are translated into US dollars at the exchange rate in effect as of the balance sheet date, while revenues and expenses are translated at average exchange rates during the period. The resultant translation adjustment is reflected as a separate component of stockholders’ equity. Transaction gains and losses, which are not material in amount, are reflected in the consolidated statement of income.

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

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which was effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” OneSource does not expect that the adoption of SFAS No. 146 will have a significant impact on its financial position and results of operations.

      In November 2002, the FASB issued FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 requires that a guarantor recognize,

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. OneSource does not expect the adoption of FIN 45 will have a significant impact on its financial position and results of operations. The following is a summary of provisions of OneSource’s agreements that OneSource has determined are within the scope of FIN 45:

OneSource’s agreements with OneSource product customers, third party information and technology providers, and vendors include standard indemnification provisions. Under these agreements, OneSource generally agrees to defend, indemnify, and hold harmless the indemnified party with respect to any third party claim that the OneSource product, excluding any data or technology provided by the indemnified party, infringes a United States or United Kingdom patent, copyright, trade secret, or other proprietary right. The terms of these indemnification provisions are generally perpetual after execution of the agreement. The maximum potential amount of future payments OneSource may be required to make under these indemnification provisions is unlimited. OneSource has never incurred costs to defend lawsuits or settle actions related to these indemnification provisions. As a result, OneSource believes that the estimated fair market value of these indemnification provisions is minimal. Accordingly, OneSource does not have any liabilities recorded related to these provisions as of December 31, 2002.

OneSource’s agreements with OneSource product customers also include standard warranty provisions. OneSource warrants that it has the right to license the OneSource product line to customers, but does not warrant the accuracy, adequacy, completeness, or timeliness of Business Browser content or the OneSource product. If necessary, OneSource would provide for the estimated cost of product warranties based on specific warranty claims and claim history. However, OneSource has never incurred expense under its product warranties. As a result, OneSource believes that the estimated fair market value of this warranty provision is minimal. Accordingly, OneSource does not have any liabilities recorded as relate to this provision as of December 31, 2002.

      In November 2002, the Emerging Issues Task Force issue reached a consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. OneSource does not expect that the adoption of EITF Issue 00-21 will have a material impact on its results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FAS 123,” which becomes effective for interim and fiscal periods ending after December 31, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. OneSource does not expect that the adoption of SFAS No. 148 will have a significant impact on its financial position and results of operations.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.” FIN 46 addresses how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The requirements

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of FIN 46 apply to all variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. OneSource does not expect that the adoption of FIN 46 will have a significant impact on its financial position and results of operations.

3.     Acquisition

      On October 1, 1999, OneSource acquired Corporate Technology Information Services, Inc., a Delaware corporation located in Woburn, Massachusetts (the “Acquisition”). Corporate Technology Information Services, Inc. is a provider of high technology company profiles with a focus on emerging private companies. Pursuant to the terms of an agreement and plan of merger, the consideration paid by OneSource was $7.6 million in cash. A portion of the cash consideration was held in escrow and subsequently released in accordance with the agreement and plan of merger and an escrow agreement. The Corporate Technology Information Services, Inc. acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated based upon an independent professional appraisal of the fair value of assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the tangible assets acquired of $1.0 million and liabilities assumed of $2.5 million totaled $9,982,000. This amount has been included in goodwill and other intangible assets (Note 4). The operating results of Corporate Technology Information Services, Inc. have been included in the financial statements since the date of the Acquisition.

4.     Goodwill and Other Intangible Assets

      As of January 1, 2002, OneSource adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually, or more frequently if impairment indicators arise.

      In connection with the adoption of SFAS No. 142, OneSource was required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS No. 142 requires that OneSource identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units. OneSource has concluded that it currently has one reporting unit, and has assigned the entire balance of goodwill to this reporting unit for purposes of performing the transitional impairment test. The fair value of this reporting unit was determined using OneSource’s market capitalization based on the closing price of its common stock as quoted on the Nasdaq National Market. OneSource completed its transitional impairment assessment of goodwill during the first quarter of 2002, and determined that goodwill was not impaired. OneSource performed its annual goodwill impairment test during the third quarter of 2002, and determined that goodwill was not impaired as OneSource’s fair value exceeded the net assets of the reporting unit, including the carrying value of goodwill. OneSource will continue to perform its annual goodwill impairment test during the third quarter of each fiscal year as well as on an event-driven basis, as required under SFAS No. 142.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects the unaudited adjusted net income of OneSource, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

	December 31,

	2002	2001

	(In thousands, except
	net income per share)
Net income, as reported	$4,431	$4,656
Add back: amortization expense of goodwill	—	1,020

Net income, as adjusted	$4,431	$5,676

Basic net income per share:
As reported	$0.37	$0.37
As adjusted	$0.37	$0.46
Diluted net income per share:
As reported	$0.35	$0.34
As adjusted	$0.35	$0.42

      Other intangible assets consist of the following:

	December 31, 2002			December 31, 2001

	(In thousands)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulate	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Non-compete agreement	$400	$(400)	$—	$400	$(300)	$100
Subscriber list	1,150	(516)	634	1,150	(357)	793
Database	986	(458)	528	986	(317)	669
Trademark	145	(90)	55	145	(62)	83

	$2,681	$(1,464)	$1,217	$2,681	$(1,036)	$1,645

      For the years ended December 31, 2002, 2001 and 2000, amortization of goodwill was zero, $1.0 million and $1.0 million, respectively. For the years ended December 31, 2002, 2001 and 2000, amortization expense of other intangible assets was $0.4 million, $0.5 million, and $0.5 million, respectively. The following table summarizes estimated future amortization expense related to other intangible assets recorded at December 31, 2002 for the periods indicated:

Estimated
Year ending	Amortization
December 31,	Expense

(In thousands)
2003	$327
2004	327
2005	299
2006	264

$1,217

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying value of goodwill for the years ended December 31, 2001 and 2002 are as follows:

Carrying
Value

(In thousands)
Balance as of December 31, 2000	$5,998
Less: amortization of goodwill	(1,020)

Balance as of December 31, 2001	4,978
Less: tax benefit as a result of utilization of acquired net operating loss carryforward	(533)

Balance as of December 31, 2002	$4,445

5.     Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2002	2001

	(In thousands)
Office and computer equipment	$10,825	$9,144
Furniture and fixtures	532	532

	11,357	9,676
Less: accumulated depreciation and amortization	(7,728)	(5,323)

	$3,629	$4,353

      During 2002 and 2001, OneSource retired $207,000 and $1,523,000, respectively, of fully depreciated property and equipment. Total depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $2.6 million, $2.6 million, and $2.3 million, respectively.

6.     Long-Term Debt

      In December 2002, OneSource entered into a loan and security agreement with Silicon Valley Bank permitting borrowings of up to $10.0 million . The loan and security agreement represents a working capital revolving line of credit and an equipment line of credit for up to $5.0 million each and is effective for one year from the date of signing. OneSource has granted the bank a security interest in substantially all the assets of the company as collateral.

      Borrowings under the working capital line of credit are at the prime interest rate, plus 0.25%, and borrowings under the equipment line of credit is are at the prime interest rate, plus 0.50%. The equipment line of credit has two draw down periods that end on March 31, 2003 and September 30, 2003. Repayment of the equipment line of credit is over 36 months, commencing at the end of each draw-down period. The working capital line of credit matures one year from the date of closing. The draw-down amount for the working capital line is based on 80% of OneSource’s eligible domestic accounts receivable that are less than 90 days old. Once a borrowing takes place, the agreement contains financial covenants that require OneSource to maintain an adjusted quick ratio of 2.0:1 and to report a net profit of at least $1 each fiscal quarter. The adjusted quick ratio is defined as quick assets to current liabilities, minus deferred revenue. No amounts were drawn under this agreement and no interest expense has been recorded through December 31, 2002.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Net Income Per Share

      Below is a summary of the shares used in computing basic and diluted net income per share for the years indicated.

	Year ended December 31,

	2002	2001	2000

	(In thousands)
Weighted-average shares outstanding used for basic net income per share	11,859	12,424	11,509
Incremental shares from dilutive stock options	653	1,095	2,000

Weighted-average shares outstanding used for diluted net income per share	12,512	13,519	13,509

      For the years ended December 31, 2002, 2001, and 2000, stock options to purchase 2,317,512, 1,026,931, and 2,909,101 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of common stock during the year; as a result inclusion would have been antidilutive.

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

      In January 2002, OneSource’s Board of Directors announced a second stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. In November 2002, OneSource completed its second stock buyback program, having repurchased 749,931 shares of its common stock at an average price of $6.67 per share.

      In October 2002, OneSource’s Board of Directors announced a third stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. As of December 31, 2002, under this third stock buyback program, OneSource has repurchased 28,819 shares of its common stock for a total cost of $0.2 million at an average price of $6.64 per share. OneSource intends to use a portion of its existing cash and cash equivalents balances to execute additional repurchases under this third stock buyback program.

      Effective August 31, 2002, OneSource began to reissue treasury stock, using the average cost method, for stock option exercises associated with OneSource’s various stock option plans and the 1999 Employee Stock Purchase Plan, as amended. As of December 31, 2002, OneSouce had reissued 173,038 shares of its treasury stock having an average cost of $7.72 per share.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserved Shares

      At December 31, 2002, OneSource had reserved 3,856,700 shares of common stock for issuance upon exercise of common stock options.

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

      In February 1999, the Board of Directors of OneSource approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), to be effective upon OneSource’s initial public offering. The Purchase Plan is administered by the Board of Directors of OneSource or a committee which the Board may designate. The Purchase Plan is intended to provide an incentive to, and to encourage stock ownership by, all eligible employees of OneSource and its participating subsidiaries so that these employees may share in the growth of OneSource by acquiring or increasing their proprietary interest in OneSource. Under the Purchase Plan, payroll deductions are used to purchase OneSource’s common stock for eligible participating employees through the exercise of stock options. An employee electing to participate in the Purchase Plan must authorize an amount (a whole percentage not less than 1% nor more than 10% of the employee’s cash compensation, including base pay or salary and any overtime, bonuses or commissions) to be deducted by OneSource from the employee’s pay and applied toward the purchase of common stock under the Purchase Plan. The Purchase Plan provides for the issuance of a maximum of 200,000 shares of common stock.

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

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immediately exercisable in full upon a change in control of OneSource. The exercise price per share for all options granted under the Director Plan will be equal to the fair market value per share of the common stock on the date of grant. The Director Plan provides for the issuance of a maximum of 300,000 shares of common stock.

      Transactions under the 1993 Plan, the 1999 Plan and the Director Plan during the years ended December 31, 2000, 2001 and 2002 are summarized as follows:

		Weighted-
	Number of	average
	shares	exercise price

Outstanding — December 31, 1999	3,675,794	$2.72
Granted	790,915	8.41
Exercised	(1,341,024)	0.74
Forfeited	(241,212)	8.58

Outstanding — December 31, 2000	2,884,473	4.53
Granted	1,143,844	7.91
Exercised	(812,030)	1.98
Forfeited	(227,417)	7.60

Outstanding — December 31, 2001	2,988,870	6.25
Granted	1,123,900	6.78
Exercised	(388,526)	1.99
Forfeited	(409,551)	8.14

Outstanding — December 31, 2002	3,314,693	6.69

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Outstanding			Exercisable

			Weighted-
		Weighted-	average		Weighted-
		average	remaining		average
	Number of	exercise	contractual	Number of	exercise
Range of exercise price	shares	price	life in years	shares	price

$0.12 to $0.12	7,938	$0.12	1.1	7,938	$0.12
$1.36 to $1.36	212,937	1.36	1.7	212,937	1.36
$2.18 to $2.18	414,131	2.18	1.4	414,131	2.18
$5.15 to $7.13	1,170,324	6.71	9.0	151,160	6.71
$7.93 to $10.50	1,486,388	8.64	7.6	626,689	8.93
$12.00 to $12.13	22,975	12.04	6.3	17,455	12.04

	3,314,693	$6.69	6.9	1,430,310	$5.61

      As of December 31, 2001 and 2000, 1,332,479 and 1,932,640 options were exercisable, respectively, under the 1993 Plan and the 1999 Plan. As of December 31, 2002, there were 579,249 shares of common stock available for grant under the 1999 Plan and the Director Plan.

Fair Value

      Compensation expense has been recognized for OneSource’s stock option plans in accordance with APB Opinion No. 25. Had compensation cost been determined based on the fair value of the options at the grant

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date consistent with the provisions of SFAS No. 123, OneSource’s net income (loss) and net income (loss) per share on a pro forma basis would be as follows:

	Year ended December 31,

	2002	2001	2000

Net income (loss) (in thousands):
As reported	$4,431	$4,656	$858
Pro forma	2,133	2,974	(214)
Basic net income (loss) per share:
As reported	0.37	0.37	0.07
Pro forma	0.18	0.24	(0.02)
Diluted net income (loss) per share:
As reported	0.35	0.34	0.06
Pro forma	0.17	0.22	(0.02)

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

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,

Assumptions:	2002	2001	2000

Expected option term (years)	5.0	5.0	5.0
Risk-free interest rate(%)	4.34	4.86	6.45
Expected volatility(%)	56.00	59.00	50.00
Dividend yield(%)	—	—	—
Fair value:
Weighted-average fair value of options granted	$3.57	$4.36	$4.32

      The fair value of shares issued under the Purchase Plan is estimated on the date of issue using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,

Assumptions:	2002	2001	2000

Expected term (years)	0.49	0.54	0.57
Risk-free interest rate(%)	2.50	5.05	5.41
Expected volatility(%)	56.00	59.00	50.00
Dividend yield(%)	—	—	—
Fair value:
Weighted-average fair value of award purchased under the Purchase Plan	$2.34	$2.90	$3.02

Compensation Expense

      During 1998, 203,093 stock options were granted with an exercise price of $2.19 per share and 1,832 stock options were granted with an exercise price of $1.37 per share; these exercise prices were below the estimated fair market value of the common stock at the date of grant. Unearned compensation of $45,000 was recorded, in accordance with APB Opinion No. 25, and was amortized over the related vesting period. During 1999, 40,700 stock options were granted with an exercise price of $2.19 per share and 30,525 stock options were granted with an exercise price of $5.90 per share; these exercise prices were below the estimated fair market

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the common stock at the date of grant. Unearned compensation of $438,000, less $92,000 subsequently forfeited by a terminated employee, was recorded in accordance with APB No. 25 and was amortized over the related vesting period of four years. Related compensation expense of $77,000, $97,000 and $97,000 was recorded during the years ended December 31, 2002, 2001, and 2000, respectively.

      Options issued during 2002, 2001 and 2000 were granted with exercise prices equal to the fair market value of the common stock at the grant date.

10.	Restructuring

      In July and November 2001, OneSource initiated cost reduction programs that included in total an 11% reduction in its overall workforce and the consolidation of certain functions. OneSource recorded restructuring charges of $660,000 in 2001 associated with the workforce reduction and consolidation. All amounts were paid during 2002.

11.	Income Taxes

      Components of the income (loss) before income taxes and of the current and deferred provision for income taxes are as follows:

	Year ended December 31,

	2002	2001	2000

	(In thousands)
Income (loss) before income taxes:
Domestic	$4,544	$4,682	$2,788
Foreign	2,489	1,856	(1,864)

	$7,033	$6,538	$924

Current provision for income taxes:
Federal	$846	$401	$—
State	365	427	66
Foreign	774	130	—

	1,985	958	66

Deferred provision for income taxes:
Federal	512	563	—
State	105	116	—
Foreign	—	245	—

	617	924	—

Total provision for income taxes	$2,602	$1,882	$66

      OneSource had no deferred provision for income taxes in the year ended December 31, 2000 due to the offsetting effects of the valuation allowance on its net deferred tax assets. Provision has not been made for the United States or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested. Such taxes, if any, are not expected to be significant.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income taxes computed using the federal statutory income tax rate differ from OneSource’s effective tax rate primarily due to the following:

	Year ended December 31,

	2002	2001	2000

	(In thousands)
Income tax expense at US federal statutory tax rate	$2,391	$2,223	$314
State income taxes, net of federal tax effect	346	398	44
Permanent items	55	362	389
Other	(190)	127	12
Change in deferred tax asset valuation allowance	—	(1,228)	(693)

Provision for income taxes	$2,602	$1,882	$66

      Components of OneSource’s deferred tax assets and liabilities are as follows:

	December 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$2,727	$4,073
Depreciation	54	727
Accrued expenses	347	325
Other	317	145

Gross deferred tax asset	3,445	5,270
Less: valuation allowance	(1,635)	(3,530)

Total deferred tax assets	1,810	1,740

Deferred tax liabilities:
Prepaid expenses	674	550
Capitalized software development costs	882	377
Tax operating leases	—	384
Other intangible assets	499	674

Total deferred tax liabilities	2,055	1,985

Net deferred tax liabilities	$(245)	$(245)

      Realization of OneSource’s net deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, OneSource has provided a valuation allowance for the full amount of its net deferred tax assets.

      As of December 31, 2002, OneSource has combined federal and state net operating loss carryforwards of approximately $6.6 million. The federal net operating loss carryforwards begin to expire in 2019 and the state net operating loss carryforwards begin to expire in 2004. Under the provisions of the Internal Revenue Code, if certain substantial changes in OneSource’s ownership should occur, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income and income tax liability may be limited. The amount of any annual limitation is determined based upon OneSource’s value prior to an ownership change.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net operating loss carryforwards relates to deductions for the exercise of non-qualified stock options and will be credited to additional paid-in capital upon realization.

12.	Sale of Product Lines

      In May 1998, OneSource sold its CD-Insurance division for $11.0 million in cash and entered a software license agreement for $4.0 million to be received in equal quarterly installments for two years commencing January 1, 1999 and ending on December 31, 2000. In connection with the sale, OneSource also entered into a non-compete agreement for five years. Payments pertaining to the software license agreement were recognized in other income as support services were performed and payments were made in accordance with the agreement. OneSource recorded $2.0 million of other income related to the software license agreement during the year ended December 31, 2000.

13.	Employee Benefit Plans

      On the first day of the month following the date of hire, OneSource employees are eligible to participate in a tax deferred savings plan (the “Savings Plan”) under Section 401(k) of the Internal Revenue Code. OneSource matches 50% (25% for the years 2000 and prior) of the first 6% contributed by the employee, and the employee becomes fully vested in OneSource’s matching contribution after three years of service. OneSource’s contributions to the Savings Plan totaled $354,000, $294,000 and $139,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

14.	Related Party Transactions

      During 2002, OneSource had two related party transactions for subscriptions to OneSource products. At December 31, 2002, OneSource had trade accounts receivable of $650,000 due from one stockholder. OneSource recognized revenues of $732,000, $766,000, and $563,000 in the years ended December 31, 2002, 2001 and 2000, respectively, from two stockholders. As of November 1, 2002, these two stockholders no longer held more than 5% of OneSource common stock.

15.     Commitments

     Leases

      OneSource leases facilities and certain equipment under various noncancellable operating lease agreements. Total rent expense under such leases was $1.5 million for the years ended December 31, 2002, 2001, and 2000. Future minimum lease commitments under all noncancellable operating leases at December 31, 2002 are as follows:

Operating
Leases

(In thousands)
2003	$1,140
2004	651
2005	239
2006	156
2007	116

Total minimum lease payments	$2,302

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Royalties

      OneSource enters into royalty contracts with content providers, which are generally for a term of at least one year and renew for the same period if not cancelled or terminated with advance notice. Under these arrangements, royalties are generally paid on a quarterly basis to content providers. Royalty expense for the years ended December 31, 2002, 2001 and 2000 was $11.9 million, $11.8 million and $11.5 million, respectively. Future minimum royalty payment obligations at December 31, 2002 are as follows:

Royalty
Minimums

(In thousands)
2003	$7,252
2004	2,953

Total minimum royalty payments	$10,205

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

16.     Geographic Information

      Revenues were distributed geographically as follows:

	Year ended December 31,

	2002	2001	2000

United States	$42,034	$44,086	$41,080
United Kingdom	15,716	14,931	10,809

	$57,750	$59,017	$51,889

      Substantially all of OneSource’s identifiable assets are located in the United States.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of OneSource Information Services, Inc.:

      Our audits of the consolidated financial statements referred to in our report dated January 27, 2003 listed in the index appearing under Item 16(a)(1) on page 38 also included an audit of the financial statement schedule listed in Item 16(a)(2) on page 38 of this Annual Report on Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

January 27, 2003

S-1

ONESOURCE INFORMATION SERVICES, INC.

(In thousands)

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

	Balance at				Balance at
	Beginning of	Charged to			End of
Description	Period	Operations	Deductions		Period

Year ended December 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$348	$339	$15	(1)	$672
Deferred tax asset valuation allowance	$3,858	$1,165	$—		$5,023
Year ended December 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$672	$238	$140	(1)	$770
Deferred tax asset valuation allowance	$5,023	$—	$1,493		$3,530
Year ended December 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$770	$(379)	$92	(1)	$299
Deferred tax asset valuation allowance	$3,530	$—	$1,895		$1,635

(1)	Doubtful accounts written off, net of recoveries.

S-2