Form 10-Q
period 2003-03-31
ONESOURCE INFORMATION SERVICES INC
filed 2003-05-13
CIK 1079880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition period from to

Commission File Number 0-25849

OneSource Information Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3204522 (IRS Employer Identification No.)

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

     Yes     ☒          No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes     ☐          No     ☒

The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of May 5, 2003 was 11,569,532.

OneSource Information Services, Inc.

Page

Signature	27
Certifications	28

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$26,734	$23,096
Accounts receivable, net of allowance for doubtful accounts of $357 and $299 at March 31, 2003 and December 31, 2002, respectively	6,719	16,499
Deferred royalties	2,219	2,873
Deferred commissions	1,357	1,644
Prepaid expenses and other current assets	725	822

Total current assets	37,754	44,934
Property and equipment, net	3,627	3,629
Goodwill	4,445	4,445
Acquired intangible assets, net	1,136	1,217
Restricted time deposit	603	603
Long-term deferred royalties	1,540	1,540
Capitalized software development costs, net	2,884	2,250
Other assets	137	180

Total assets	$52,126	$58,798

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$512	$—
Accounts payable	1,268	2,222
Accrued compensation and benefits	1,298	2,534
Accrued royalties	2,351	3,419
Accrued expenses	3,160	2,857
Deferred revenues	25,018	30,257

Total current liabilities	33,607	41,289
Long-term debt	1,025	—

Total liabilities	34,632	41,289

Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value: 35,000,000 shares authorized; 13,287,453 shares issued and 11,673,812 shares outstanding at March 31, 2003; 13,287,453 shares issued and 11,681,741 outstanding at December 31, 2002	133	133
Additional paid-in capital	35,333	35,128
Accumulated deficit	(6,174)	(5,856)
Accumulated other comprehensive income	341	437
Treasury stock, at cost	(12,139)	(12,333)

Total stockholders’ equity	17,494	17,509

Total liabilities and stockholders’ equity	$52,126	$58,798

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	For the three months ended
	March 31,

	2003	2002

Revenues:
Web-based product	$14,097	$13,649
CD Rom product and other	399	575

	14,496	14,224

Cost of revenues:
Web-based product	4,269	3,988
CD Rom product and other	440	425

	4,709	4,413

Gross profit	9,787	9,811

Operating expenses:
Selling and marketing	4,444	3,723
Platform and product development	2,691	2,653
General and administrative	1,507	1,575
Amortization of acquired intangible assets	81	115

Total operating expenses	8,723	8,066

Income from operations	1,064	1,745
Interest income	112	102
Interest expense	(3)	—

Income before provision for income taxes	1,173	1,847
Provision for income taxes	434	665

Net income	$739	$1,182

Basic net income per share	$0.06	$0.10
Diluted net income per share	$0.06	$0.09
Weighted average common shares outstanding:
Basic	11,680	12,029
Diluted	12,119	12,884

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the three months ended
	March 31,

	2003	2002

Cash flows relating to operating activities:
Net income	$739	$1,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	800	801
Amortization of acquired intangible assets	81	115
Amortization of unearned compensation relating to grants of stock options	—	24
Tax benefit of stock options	204	403
Loss on disposal of fixed assets	8	—
Changes in operating assets and liabilities:
Accounts receivable	9,728	6,403
Deferred royalties	654	905
Deferred commissions	287	165
Prepaid expenses and other assets	134	22
Long-term deferred royalties	—	(564)
Accounts payable	(942)	(461)
Accrued compensation and benefits	(1,108)	(897)
Accrued royalties	(1,068)	(982)
Accrued expenses	165	(142)
Deferred revenues	(5,094)	(2,895)

Net cash provided by operating activities	4,588	4,079

Cash flows relating to investing activities:
Purchases of property and equipment	(642)	(464)
Capitalization of software development costs	(802)	(129)

Net cash used by investing activities	(1,444)	(593)

Cash flows relating to financing activities:
Issuance of stock pursuant to stock options and employee stock purchase plan	442	431
Repurchase of common stock	(1,304)	(1,668)
Proceeds from equipment line of credit	1,537	—

Net cash provided (used) by financing activities	675	(1,237)

Effect of exchange rate changes on cash and cash equivalents	(181)	70

Increase in cash and cash equivalents	3,638	2,319
Cash and cash equivalents, beginning of year	23,096	18,162

Cash and cash equivalents, end of period	$26,734	$20,481

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.      Basis of Presentation

     The accompanying consolidated financial statements of OneSource Information Services, Inc. (“OneSource”) as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 are unaudited. In the opinion of OneSource’s management, these unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for those periods. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results of operations for the year ending December 31, 2003.

     The balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in OneSource’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 27, 2003.

2.       Net Income Per Share

     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the sum of the weighted-average number of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock from the assumed exercise of stock options using the treasury stock method.

     Shares used in calculating basic and diluted net income per share are as follows (in thousands):

	Three months ended
	March 31,

	2003	2002

Weighted-average shares outstanding used for basic net income per share	11,680	12,029
Incremental shares from dilutive stock options	439	855

Weighted-average shares outstanding used for diluted net income per share	12,119	12,884

     Options to purchase 2,236,048 and 1,002,292 shares of common stock were outstanding as of March 31, 2003 and 2002, respectively, but were not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of OneSource’s common stock during the three months ended March 31, 2003 and 2002, respectively.

3.      Accounting for Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and net income per share in annual and interim financial statements. OneSource adopted the disclosure provisions of SFAS No. 148 in fiscal year 2002.

     If OneSource had elected to recognize compensation cost based on the fair value of all stock awards at grant date as prescribed by SFAS No. 123, the net income and net income per basic and diluted share for three month period ended March 31, 2003 and March 31, 2002 would have been reduced to the pro forma amounts shown below:

	Three months ended
	March 31,

	2003	2002

	(In thousands, except per share data)
Net income :
As reported	$739	$1,182
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	—	24
Less: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(725)	(641)

Pro forma net income	$14	$565

Basic net income per share:
As reported	$0.06	$0.10
Pro forma	$—	$0.05
Diluted net income per share:
As reported	$0.06	$0.09
Pro forma	$—	$0.04

4.      Goodwill and Acquired Intangible Assets

     As of January 1, 2002, OneSource adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually, or more frequently if impairment indicators arise.

     In connection with the adoption of SFAS No. 142, OneSource was required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS No. 142 requires that OneSource identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units. OneSource has concluded that it currently has one reporting unit, and has assigned the entire balance of goodwill to this reporting unit for purposes of performing the impairment test. The fair value of this reporting unit was determined using OneSource’s market capitalization based on the closing price of its common stock as quoted on the Nasdaq National Market. OneSource completed its transitional impairment assessment of goodwill during the first quarter of 2002, and determined that goodwill was not impaired. OneSource performed its annual goodwill impairment test during the third quarter of 2002, and determined that goodwill was not impaired as OneSource’s fair value exceeded the net assets of the reporting unit, including the carrying value of goodwill. OneSource will continue to perform its annual goodwill impairment test during the third quarter of each fiscal year as well as on an event-driven basis, as required under SFAS No. 142.

     There was no change in the carrying value of goodwill during the three months ending March 31, 2003. During the year ending December 31, 2002, the carrying value of goodwill was reduced by $0.5 million as a result of the utilization of acquired net operating loss carryforward.

     Acquired intangible assets consist of the following:

	March 31, 2003			December 31, 2002

	(In thousands)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Subscriber list	$1,150	$(555)	$595	$1,150	$(516)	$634
Database	986	(493)	493	986	(458)	528
Trademark	145	(97)	48	145	(90)	55

	$2,281	$(1,145)	$1,136	$2,281	$(1,064)	$1,217

     Amortization of acquired intangible assets was $0.1 million for each of the quarters ended March 31, 2003 and 2002. The following table summarizes estimated future amortization expense related to acquired intangible assets recorded at March 31, 2003 for the periods indicated:

Estimated
Year ending	Amortization
December 31,	Expense

(In thousands)
2003 (Remainder)	$246
2004	327
2005	299
2006	264

$1,136

5.       Long-Term Debt

     In December 2002, OneSource entered into a loan and security agreement with Silicon Valley Bank permitting borrowings of up to $10.0 million. The loan and security agreement represents a working capital revolving line of credit and an equipment line of credit for up to $5.0 million each and is effective for one year from the date of signing. OneSource has granted Silicon Valley Bank a security interest in substantially all of its assets as collateral.

     Borrowings under the working capital line of credit are at the prime interest rate, plus 0.25%, and borrowings under the equipment line of credit are at the prime interest rate, plus 0.50%. The equipment line of credit has two draw down periods, one that expired on March 31, 2003 and a second that expires September 30, 2003. Repayment of the equipment line of credit is over 36 months, commencing at the end of each draw-down period. The working capital line of credit matures on December 20, 2003. The draw-down amount for the working capital line is based on 80% of OneSource’s eligible domestic accounts receivable that are less than 90 days old. Once a borrowing takes place, the agreement contains financial covenants that require OneSource to maintain an adjusted quick ratio of 2.0:1 and to report a net profit of at least $1.00 for each fiscal quarter. The adjusted quick ratio is defined as quick assets to current liabilities, minus deferred revenue.

     During March 2003, OneSource borrowed $1.5 million from the equipment line of credit. Repayment of thirty-six equal installments began on April 1, 2003.

     The following table summarizes future principal repayments for the periods indicated:

Year ending	Equipment
December 31,	Line

(In thousands)
2003 (Remainder)	$384
2004	512
2005	512
2006	129

$1,537

6.     Comprehensive Income

     Total comprehensive income, which includes net income and the foreign currency translation adjustment, was approximately $643,000 and $1,189,000 for the three months ended March 31, 2003 and March 31, 2002, respectively.

7.     Geographic Information

        Revenue was distributed geographically as follows (in thousands):

	Three months ended
	March 31,

	2003	2002

United States	$10,312	$10,412
United Kingdom	4,184	3,812

	$14,496	$14,224

8.     Treasury Stock

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

     In October 2002, OneSource announced a third stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. As of March 31, 2003, under this third stock buyback program, OneSource had repurchased 233,119 shares of its common stock for a total cost of $1.5 million at an average price of $6.41 per share. OneSource intends to use a portion of its current cash and cash equivalents balances to execute additional repurchases under this third stock buyback program.

     Effective August 31, 2002, OneSource began to reissue treasury stock, using the average cost method, for stock option exercises associated with OneSource’s various stock option plans and the 1999 Employee Stock Purchase Plan. As of March 31, 2003, OneSource had reissued 369,409 shares of its treasury stock having an average cost of $7.67 per share.

     Gains resulting from the re-issuance of treasury stock at per share prices that are above the average cost, are recorded as an increase to additional paid-in capital. Losses resulting from the re-issuance of treasury stock at per share prices that are below the average cost are first recorded as a reduction of additional paid-in capital for previously recorded gains, then as a reduction of retained earnings. During the three months ended March 31, 2003, OneSource recorded losses of $1.1 million resulting from the re-issuance of treasury stock. During the year ended December 31, 2002, OneSource recorded losses of $0.9 million resulting from the re-issuance of treasury stock.

9.      Guarantor Agreements and Provisions

     The following is a summary of agreements and provisions that OneSource has determined are within the scope of Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”:

OneSource’s agreements with OneSource product customers, third party information and technology providers, and vendors include standard indemnification provisions. Under these agreements, OneSource generally agrees to defend, indemnify, and hold harmless the indemnified party with respect to any third party claim that the OneSource product, excluding any data or technology provided by the indemnified party, infringes a United States or United Kingdom patent, copyright, trade secret, or other proprietary right. The terms of these indemnification provisions are generally perpetual after execution of the agreement. The maximum potential amount of future payments OneSource may be required to make under these indemnification provisions is unlimited. OneSource has never incurred costs to defend lawsuits or settle actions related to these indemnification provisions. As a result, OneSource believes that the estimated fair market value of these indemnification provisions is minimal. Accordingly, OneSource does not have any liabilities recorded in its financial statements related to these provisions as of March 31, 2003.

OneSource’s agreements with OneSource product customers also include standard warranty provisions. OneSource warrants that it has the right to license the OneSource product line to customers, but does not warrant the accuracy, adequacy, completeness, or timeliness of Business Browser content or the OneSource product. If required, OneSource would disclose the estimated cost of product warranties based on specific warranty claims received. However, OneSource has never incurred expense under its product warranties. As a result, OneSource believes that the estimated fair market value of this warranty provision is minimal. Accordingly, OneSource does not have any liabilities recorded in its financial statements related to this provision as of March 31, 2003.

OneSource has provisions in its articles of incorporation whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at OneSource’s request in such capacity. The maximum potential amount of future payments OneSource could be required to make under these indemnification provisions is unlimited; however, OneSource has a Directors and Officers insurance policy that limits its exposure and should enable it to recover a portion of any future amounts paid. As a result of OneSource’s insurance policy coverage, OneSource estimates that the exposure resulting from these indemnification provisions is minimal. Accordingly, OneSource does not have any liabilities recorded for these provisions as of March 31, 2003.

10.       Recently Issued Accounting Pronouncements

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3 (“EITF Issue 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” OneSource has determined that the adoption of SFAS No. 146 had no impact on its financial position and results of operations.

     In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. OneSource has determined that the adoption of FIN 45 had no impact on its financial position and results of operations.

     In November 2002, the Emerging Issues Task Force reached a consensus on Emerging Issues Task Force Issue 00-21 (“EITF Issue 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. OneSource does not expect that the adoption of EITF Issue 00-21 will have a material impact on its results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of SFAS No. 123,” which became effective for interim and fiscal periods ending after December 31, 2002. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. OneSource has determined that the adoption of SFAS No. 148 had no impact on its financial position and results of operations.

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 addresses how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The requirements of FIN 46 apply to all variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. OneSource does not expect that the adoption of FIN 46 will have a significant impact on its financial position and results of operations.

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

Overview

     OneSource provides primarily Web-based business and financial information products to professionals who need quick access to timely and reliable company, industry, and market intelligence. In addition, OneSource provides fee-based services to customers that seek to integrate OneSource® Business BrowserSM content with their internal systems, data, and applications and enhance functionality by using the Global Business TaxonomyTM system to organize and link disparate internal data sources and connect them to Business Browser content. OneSource also offers customers fee-based expert services to assist them in designing and building custom information applications and solving their business and financial information needs such as linking together internal and external information databases. OneSource was formed as a division of Lotus Development Corporation in 1987 and became an independent company when it was purchased in a management buy-out in 1993. Until December 1996, OneSource’s business was to provide business information to the financial community using CD Rom technology as the primary method of distribution. The introduction of the OneSource Business Browser product line in December 1996 marked a fundamental shift in the business as OneSource began a transition away from its legacy CD Rom business and toward Web-based products. The OneSource Business Browser product line is designed to be a comprehensive and easy-to-use business and financial information resource, integrating over 2,500 sources of business information from more than 30 business and financial information providers and OneSource’s own CorpTech® high-technology company database. The OneSource product line also includes the AppLinkSM software development kit, which allows Business Browser customers to access Business Browser content with their own internal applications. These applications may be internally developed or utilize third party software, and typically apply to corporate intranets, portals, or customer relationship platforms.

     Revenues from both CD Rom and Web-based products generally consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products decreased 18% to $24.4 million as of March 31, 2003 from $29.7 million as of December 31, 2002, and increased 3% from $23.7 million as of March 31, 2002.

     Cost of revenues consists primarily of royalties to information providers and, to a lesser extent, employee salaries and benefits, facilities allocation and related expenses, depreciation associated with computers for data processing and on-line requirements, amortization of capitalized software development costs, and Web hosting expenses. OneSource enters into contracts with information providers, which are generally for a term of at least one year and are automatically renewable if not canceled effective at the end of any term with advance notice. These contracts may be terminated by either party during the term under certain breach(es) and other circumstances. Under these agreements, royalties are generally paid on a quarterly basis to information providers. Royalties are generally calculated as a flat percentage of OneSource revenues, as a per-user fee that declines as the number of authorized users of the product increases, as a fixed fee per period, or in some cases, as a calculated fee based upon product growth compared to like periods from the prior year. Royalties are recorded as deferred royalties and are expensed as revenues are earned over the term of the contract period.

     Selling and marketing expense consists primarily of employee salaries and benefits paid to OneSource’s sales force, customer support organization, and marketing personnel; sales commissions paid to OneSource’s sales force; facilities allocation and related expenses; direct marketing promotional materials; trade show exhibitions; and advertising. Sales commissions are paid when customers are invoiced, recorded as deferred commissions, and expensed as revenues are earned over the term of the contract period. All other selling and marketing costs are expensed as incurred.

     Platform and product development expense consists primarily of employee salaries and benefits, facilities allocation and related expenses, as well as outside contractor expenses, relating to the development of the “platform” of core software supporting OneSource products and the development of new products based upon that platform. Platform and product development expense includes expenses relating to the editorial staff that implements the Global Business Taxonomy system to integrate disparate information sources into the OneSource Web-based products.

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

     Deferred Royalties and Commissions. Deferred royalties and commissions include royalty costs and sales commissions that are associated with procuring information and securing a subscription to be delivered over the subscription period, respectively. These costs are deferred and amortized ratably over the associated subscription period as a component of cost of revenues and selling and marketing expense, respectively. If a contract relating to the procurement of information used in the OneSource products is terminated prematurely, for any reason, royalty expense recognition may be accelerated and incurred sooner than originally anticipated.

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

     Acquired Intangible Assets. Acquired intangible assets consist of goodwill, trademark, subscriber list, and a database. Acquired intangible assets, excluding goodwill, are amortized using the straight-line method over periods of 5.25 to 7 years, based on the estimated useful life. The carrying value of acquired intangible assets is reviewed on a quarterly basis for the existence of facts or circumstances both internally and externally that may suggest impairment. For acquired intangible assets, OneSource determines whether an impairment has occurred based on gross expected future cash flows, and measures the amount of the impairment based on the related future estimated discounted cash flows. To date, no such impairment has occurred. Factors which OneSource considers important and that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” OneSource ceased amortizing goodwill as of January 1, 2002, and will annually review the goodwill for potential impairment in the third quarter, as well as on event-driven basis, using a fair value approach. Since OneSource constitutes one reporting unit under SFAS No. 142, its fair value, which equals its market capitalization based on the closing price of its common stock as quoted on the Nasdaq National Market, is compared to its net assets, which includes the carrying value of goodwill. If market capitalization exceeds net assets, it is determined that no impairment has occurred and no adjustment is required.

     Income Tax. OneSource records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. At March 31, 2003, OneSource has provided a valuation allowance for the full amount of its net deferred tax assets. While OneSource has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event OneSource were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

Comparison of Results for the Quarters Ended March 31, 2003 and March 31, 2002

     Revenues. Total revenues increased 2% to $14.5 million for the quarter ended March 31, 2003 from $14.2 million for the quarter ended March 31, 2002.

     Web-based product revenues increased 3% to $14.1 million for the quarter ended March 31, 2003 from $13.6 million for the quarter ended March 31, 2002. The increase in Web-based product revenues was primarily attributable to the addition of new Business Browser customers, an increase in the designated users of the Business Browser products subscribed to by existing customers, and the sale of new Business Browser product subscriptions to existing customers. At the same time, CD Rom product and other revenues, which consist of licensing royalties and mailing lists, decreased 31% to $0.4 million for the quarter ended March 31, 2003 from $0.6 million for the quarter ended March 31, 2002, and was primarily the result of focus on the Business Browser product line.

     Cost of Revenues. Total cost of revenues increased 7% to $4.7 million for the quarter ended March 31, 2003 from $4.4 million for the quarter ended March 31, 2002. This increase was principally due to increased royalty expense by $0.5 million, associated with the addition of two new products, Global Business Browser Asia Pacific and US Company Premiums, during the quarter in advance of revenue recognition from customer subscription agreements. Partially offsetting this increase in royalty expense for the quarter ended March 31, 2003 was lower compensation-related expense in product production by $0.2 million as a result of decreased headcount.

     Cost of Web-based product revenues was $4.3 million for the quarter ended March 31, 2003 and $4.0 million for the quarter ended March 31, 2002. This increase in cost of Web-based product revenues was primarily due to increased royalty expense by $0.5 million associated with the addition of two new products, Global Business Browser Asia Pacific and US Company Premiums, during the quarter in advance of revenue recognition from customer subscription agreements. Partially offsetting this increase in royalty expense for the quarter ended March 31, 2003 was a decreased compensation-related expense in product production by $0.2 million as a result of decreased headcount. As a percentage of Web-based product revenues, cost of Web-based product revenues was 30% for the quarter ended March 31, 2003 and 29% for the quarter ended March 31, 2002.

     Cost of CD Rom product and other revenues was $0.4 million for each of the quarters ended March 31, 2003 and 2002. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues increased to 110% in 2003 from 74% in 2002, primarily due to the decrease in CD Rom product and other revenues.

     Selling and Marketing Expense. Selling and marketing expense increased 19% to $4.4 million for the quarter ended March 31, 2003 from $3.7 million for the quarter ended March 31, 2002. Selling and marketing expense increased as a percentage of total revenues to 31% for the quarter ended March 31, 2003 from 26% for the quarter ended March 31, 2002. These increases were principally due to increased recruiting and employee development costs by $0.2 million, increased travel and entertainment expense by $0.1 million, increased direct marketing expenses by $0.1 million, and increased fees paid to external consultants by $0.3 million. OneSource expects selling and marketing expense to decrease modestly in the second quarter of 2003 from the current quarter spending level as a result of lower external consulting fees.

     Platform and Product Development Expense. Platform and product development expense was $2.7 million for each of the quarters ended March 31, 2003 and 2002. As a percentage of total revenues, platform and product development expense was 19% for each of the quarters ended March 31, 2003 and 2002. Though the total expense remained the same, there were increases in compensation related expense and use of outside contractors for platform and product development, which totaled $0.6 million. Offsetting these increases was the capitalization of software development costs associated with the expanded development of new platforms and products that increased to $0.7 million for the quarter ended March 31, 2003 from $0.1 million for the quarter ended March 31, 2002. These costs were capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs associated with the maintenance of existing systems are expensed as incurred. OneSource expects platform and product development expense, net of capitalized software development costs, to increase modestly in the second quarter of 2003 from the current quarter spending level as a result of continuing development initiatives. OneSource anticipates capitalized software development costs to be approximately $1.0 million in the second quarter of 2003.

     General and Administrative Expense. General and administrative expense decreased 4% to $1.5 million for the quarter ended March 31, 2003 from $1.6 million for the quarter ended March 31, 2002. General and administrative expense decreased as a percentage of total revenues to 10% for the quarter ended March 31, 2003 from 11% for the quarter ended March 31, 2002. These decreases were primarily due to decreased recruiting and employee development costs by $0.1 million and a reduction of bad debt expense by $0.1 million. These decreases were partially offset by an increase in compensation expense by $0.1 million related to increased headcount. OneSource expects general and administrative expense to increase to approximately $1.6 million in the second quarter of 2003.

     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $0.1 million for each of the quarters ended March 31, 2003 and 2002. This expense is the result of the acquisition of Corporate Technology Information Services, Inc. in October 1999 and the associated amortization of other intangible assets acquired.

     Interest Income, Net. Interest income, net of interest expense, was $0.1 million for each of the quarters ended March 31, 2003 and 2002.

     Provision for Income Taxes. Provision for income taxes decreased to $0.4 million for the quarter ended March 31, 2003 from $0.7 million for the quarter ended March 31, 2002. This decrease was due to pre-tax income of $1.2 million at an effective tax rate of 37% for the quarter ended March 31, 2003 as compared to pre-tax income of $1.8 million at an effective tax rate of 36% for the quarter ended March 31, 2002. For both quarters ended March 31, 2003 and March 31, 2002, OneSource calculated its provision for income taxes for its domestic income using the federal statutory tax rate of 34%, plus an estimated effective state tax rate of 5%. For both quarters ended March 31, 2003 and March 31, 2002, OneSource calculated its provision for income taxes for its foreign income using a 30% effective tax rate. Due to differentials in domestic and foreign income for the quarters ended March 31, 2003 and March 31, 2002, these calculations yielded worldwide effective tax rates of 37% for the three months ended March 31, 2003 and 36% for the three months ended March 31, 2002.

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

     The calculation of annualized contract value for OneSource’s Web-based products is illustrated below:

		One Month of
	Web-Based	Invoiced Fees
	Deferred	in Deferred	Annualized
Measurement Date	Revenues	Revenues	Contract Value

	(In thousands)
March 31, 2002	$23,714	$4,562.1	$54,745
March 31, 2003	24,434	4,528.1	54,337

     The aggregate annualized contract value for Web-based products was $54.3 million as of March 31, 2003, compared to $54.7 million as of March 31, 2002. Of this $54.3 million, $46.1 million was attributable to those customers that were under contract as of both March 31, 2003 and 2002. The renewal rate for subscribers of the Business Browser product line as of March 31, 2003 was 68%, calculated on a dollar basis, whereas the renewal rate for those subscribers that also used the AppLink software development kit as of March 31, 2003 was 73%, calculated on a dollar basis.

     The number of Web-based customers decreased to 790 at March 31, 2003 from 812 at December 31, 2002 and 814 at March 31, 2002. On average, OneSource’s customers for Web-based products as of March 31, 2003 had an annualized contract value of $68,800 per customer, compared to an average annualized contract value of $67,300 per customer as of March 31, 2002. OneSource believes this growth in average annualized contract value was attributable to an increase in the number of user licenses purchased by individual customers and the addition of new products subscribed to by individual customers.

     As of March 31, 2003, 48 organizations subscribed to the AppLink software development kit. Such customers as of March 31, 2003 generated, on average, approximately $356,000 each in annualized contract value.

Liquidity and Capital Resources

     Since acquiring the business from Lotus Development Corporation in 1993, OneSource has funded operations through a combination of seller financing, proceeds received from the sale of Class P common stock and common stock in connection with the purchase of the business from Lotus Development Corporation, bank debt, proceeds received from the sale of non-strategic lines of business, capitalized equipment leases, cash flows from operations, OneSource’s initial public offering which closed in May 1999, and issuance of stock pursuant to stock options and the 1999 Employee Stock of Purchase Plan. In addition, in December 2002, OneSource entered into a loan and security agreement with Silicon Valley Bank for borrowings of up to $10.0 million. The loan and security agreement is for one year from the date of the execution and represents a working capital revolving line of credit and an equipment line of credit for up to $5.0 million each.

     Cash and cash equivalents totaled $26.7 million at March 31, 2003, compared to $23.1 million at December 31, 2002. The increase was primarily due to funds provided by operating activities of $4.6 million and in financing activities of $0.7 million, partially offset by net cash used in investing activities of $1.4 million.

     Net cash provided by operating activities was $4.6 million for the three months ended March 31, 2003, compared to $4.1 million for the three months ended March 31, 2002. The net increase of $0.5 million was the result of a net increase in assets and liabilities of $1.2 million, partially offset by a decrease of $0.2 million due to a decrease of tax benefit associated with the disposition of stock options, a decrease in depreciation and amortization by $0.1 million and net income of $0.7 million for the three months ended March 31, 2003, compared to net income of $1.2 million for the three months ended March 31, 2002.

     Net cash used in investing activities was $1.4 million for the three months ended March 31, 2003, compared to $0.6 million for the three months ended March 31, 2002. Net cash used in investing activities was primarily for purchases of property and equipment of $0.6 million during the three months ended March 31, 2003 and $0.5 million during the three months ended March 31, 2002, as well as $0.8 million for capitalized software development costs for the three months ended March 31, 2003 and $0.1 million for the three months ended March 31, 2002.

     Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2003, compared to net cash used in financing activities of $1.2 million for the three months ended March 31, 2002. Net cash provided by financing activities for the three months ended March 31, 2003 primarily consisted of proceeds from the equipment line of credit of $1.5 million and proceeds from the issuance of stock pursuant to stock options and the 1999 Employee Stock Purchase Plan of $0.4 million, offset in part by the repurchase of common stock of $1.3 million in the quarter ended March 31, 2003. Net cash used in financing activities for the three months ended March 31, 2002 primarily consisted of the repurchase of common stock of $1.7 million, offset in part by proceeds from the issuance of stock pursuant to stock options and the 1999 Employee Stock Purchase plan of $0.4 million.

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

     In October 2002, OneSource announced a third stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. As of March 31, 2003, under this third stock buyback program, OneSource had repurchased 233,119 shares of its common stock for a total cost of $1.5 million at an average price of $6.41 per share. OneSource intends to use a portion of its current cash and cash equivalents balances to execute additional repurchases under this third stock buyback program.

     OneSource believes that its current cash and cash equivalents and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months. However, in the event of a strategic cash requirement, OneSource entered into a revolving loan agreement in December 2002 with Silicon Valley Bank for up to $10.0 million, of which $1.5 million was drawn in order to finance the purchase of equipment.

Contractual Obligations and Commitments

     The following table presents OneSource’s contractual obligations and commercial commitments as of March 31, 2003 over the next five calendar years.

			Payments due by period

	(remainder)
	2003	2004	2005	2006	2007	Total

	(In thousands)
Operating leases	$864	$669	$251	$156	$116	$2,056
Royalty contracts	5,202	2,999	—	—	—	8,201
Equipment line of credit	384	512	512	129	—	1,537

	$6,450	$4,180	$763	$285	$116	$11,794

Recently Issued Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” OneSource has determined that the adoption of SFAS No. 146 had no impact on its financial position and results of operations.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. OneSource has determined that the adoption of FIN 45 had no impact on its financial position and results of operations

     In November 2002, the Emerging Issues Task Force reached a consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. OneSource does not expect that the adoption of EITF Issue 00-21 will have a material impact on its results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of SFAS No. 123,” which became effective for interim and fiscal periods ending after December 31, 2002. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. OneSource has determined that the adoption of SFAS No. 148 had no impact on its financial position and results of operations.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The requirements of FIN 46 apply to all variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. OneSource does not expect that the adoption of FIN 46 will have a significant impact on its financial position and results of operations.

Certain Factors that May Affect Future Results

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. OneSource’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those set forth in the following risk factors discussed below and elsewhere in this Quarterly Report on Form 10-Q. In addition to the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating OneSource and its business:

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

     Despite the investment of these management and financial resources with respect to these efforts, the potential new products and services may not produce the revenues, earnings, or business results that we may anticipate for the following reasons:

•	we may experience difficulty in developing and implementing products and services that integrate and operate effectively with our customers’ existing applications, business processes, and functions;

•	the market may not adopt these products and services as readily as we envision;

•	we may contract with certain third parties to provide content and/or supplement the products and services we provide, which may yield lower gross margins than our existing business;

•	we may experience delays in the development and implementation of these products and services; and

•	the introduction of new services may require changes to accounting methods, policies, and procedures.

     WE HAVE A CUMULATIVE DEFICIT AND EXPECT TO CONTINUE TO HAVE A CUMULATIVE DEFICIT FOR THE FORESEEABLE FUTURE, AND WE MAY NOT SUSTAIN OR INCREASE NET INCOME UNLESS WE CONTINUE TO OFFSET OUR ROYALTY PAYMENTS AND OPERATING EXPENSES WITH REVENUES FROM OUR WEB-BASED PRODUCTS AND SERVICES. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998, $6.4 million in 1999, and $2.0 million in 2000, and had income from operations of $5.7 million in 2001 and $6.6 million in 2002. As of March 31, 2003, we had an accumulated deficit of $6.2 million. If we are unable to offset our royalty payments and operating expenses with revenues from our Web-based products and services, we may not be able to sustain or increase net income.

     WE RELY ON GENERATING SUBSCRIPTION REVENUES FROM OUR WEB-BASED PRODUCT LINE, AND WE MAY NOT SUSTAIN OR INCREASE NET INCOME UNLESS DEMAND FOR OUR WEB-BASED PRODUCTS REMAINS THE SAME OR CONTINUES TO GROW. Subscription revenues from our Web-based product line accounted for 97% of total revenues for the three months ended March 31, 2003, 96% of total revenues in 2002, 95% of total revenues in 2001, 91% of total revenues in 2000, 90% of total revenues in 1999, 53% of total revenues in 1998, and 11% of total revenues in 1997. As a result, our future financial condition may depend heavily on the success or failure of our Web-based product line, including the ease of integration of information from these products with customer internal applications. These products were introduced in December 1996, and it is difficult to predict demand and market acceptance in the rapidly evolving Web-based business information products and services market. If the demand for our Web-based products does not remain the same or continue to grow, whether due to, among other factors, increased competition, lack of market acceptance, insufficient enhancements, failure of Internet or Web use to grow in general, or technological change, we may not be able to sustain or increase net income.

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

     IF A SIGNIFICANT NUMBER OF OUR CUSTOMERS EXPERIENCE A DECLINE IN THEIR FINANCIAL CONDITION, THE COLLECTABILITY OF OUR ACCOUNTS RECEIVABLE MAY SUFFER, AND MAY MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. If a significant number of our customers experience a decline in their financial condition, it may cause us to write-off the amounts owed by these customers as bad debt, and/or a take a revenue reduction, either of which may have a material adverse effect on our operating results and financial condition.

     EXPANDING INTO INTERNATIONAL MARKETS WHERE WE HAVE LIMITED PRIOR EXPERIENCE MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS. Our principal offices are located in the United States and in the United Kingdom, but we look to expand our business opportunities into new markets. Expanding into diverse international markets exposes us to certain risks of conducting business that include, but are not limited to, the following: potential higher costs, unanticipated regulatory changes, political instability, difficulties in staffing and managing operations, adverse tax consequences, currency and exchange rate fluctuations, and seasonal reductions in business activity. In addition, the impact of language and other cultural differences may result in product and service offerings that may not satisfy the needs of our customers and may not be profitable. Further, strategic relationships may be necessary to facilitate expansion into certain markets, and our business may be adversely affected if we misallocate our resources and ultimately fail to gain new or effective alliances in these areas. Moreover, possible nationalization, expropriation, and limits and unique laws pertaining to the collection and provision of certain types of information on individuals (e.g., the Data Protection Act) may hinder operations in international markets, and may materially and adversely affect our business.

     GENERAL ECONOMIC AND GEOPOLITICAL CONDITIONS MAY NEGATIVELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. An ongoing economic downturn and uncertain geopolitical environment may cause organizations to delay or forego entirely investments in value-added business information products and services such as our Web-based products and services. We have experienced these effects in the last quarter as a result of the recent economic slowdown and geopolitical conditions. A prolonged recession and difficult geopolitical situation may cause organizations that comprise our target market to significantly reduce discretionary spending with business information providers and create a greater risk of business failure among existing subscribers. These effects may have a material adverse effect on our operating results and financial condition.

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

     WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS, WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO PERFORM RELIABLE PERIOD-TO-PERIOD COMPARISONS, AND CONTRIBUTE TO VOLATILITY IN THE MARKET PRICE FOR OUR COMMON STOCK, THUS POTENTIALLY REDUCING INVESTMENT IN OUR STOCK. Our quarterly revenues, gross profits, and operating results may fluctuate in the future. In addition, we believe that an important measure of our business is the annualized contract value at the end of each period, which also may fluctuate. Causes of such fluctuations have included and may include, among other factors, as follows:

•	changes in demand for our products and services;

•	the size, value and timing of both new and renewal subscriptions with our corporate customers;

•	any delays or deferrals in recognizing revenue in any transaction;

•	the cost and renewal status of contracts with our content providers;

•	competition (particularly price, product, and service competition);

•	increases in selling and marketing expense, as well as other operating expenses;

•	technical difficulties or system downtime affecting our products or the Web generally;

•	overall performance of our products, services, and technology;

•	our ability to develop, market, and introduce new and enhanced versions of our products on a timely basis;

•	economic conditions specific to the Web, as well as general economic and political conditions; and

•	consolidation of our customers.

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

     WE MAY BE SUBJECT TO POTENTIAL LITIGATION BY ANY THIRD PARTY CONCERNING THE INFRINGEMENT OF ANY PROPRIETARY RIGHT, AND SUCH LITIGATION MAY BE COSTLY AND TIME CONSUMING. IN ADDITION, WE MAY HAVE TO INCUR LEGAL EXPENSES TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. There has been substantial litigation in the information services industry involving intellectual property rights. Although we believe that we have not infringed, and are not infringing, the intellectual property of others through our products and services, if such claims were to be asserted, with or without merit, they may have a material adverse effect on our business, operating results, and financial condition. In addition, to the extent that we license from third parties information that is included in our Business Browser product line, our potential exposure to copyright infringement actions may increase because we must rely upon warranties and representations by such information providers as to the origin and ownership of content that we are subsequently licensing to users of our Business Browser products; such warranties and representations that may be inaccurate or inadequate. In addition, although we generally obtain indemnification provisions in our agreements with information providers, indemnification may not be adequate compensation for breach of such warranties and representations. In the event of a successful claim against us, we may be required to pay significant monetary damages if we are held to have willfully infringed a patent, copyright, trade secret, or other proprietary right; discontinue use or sale of the infringing products or information; expend significant resources to develop non-infringing technology; and/or enter into royalty and licensing agreements that may not be offered on acceptable terms. If a successful claim is filed against us and we fail to commercially develop or license a substitute technology, our business may be materially harmed.

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

     IF WE LOSE KEY PERSONNEL AND ARE UNABLE TO ATTRACT ADDITIONAL AND RETAIN EXISTING KEY PERSONNEL, IT MAY CAUSE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS. We expect that our future success will depend, in substantial part, on the continued services of our senior management. None of our senior management has entered into employment agreements with us, and we do not maintain key-person life insurance on any of our employees. The loss of the services of one or a group of our key personnel may have a material, adverse effect on development of new products and services, our ability to manage the business, and our financial condition. In addition, we expect that our future success will depend on our continuing ability to attract, retain, and motivate highly qualified technical, customer support, sales, financial, accounting, and managerial personnel. Competition for such key personnel is intense, and we cannot assure that we will be able to retain such personnel or that we will be able to attract, assimilate, or retain other highly qualified personnel in the future. Moreover, competition for highly qualified key personnel may lead to increased recruitment and retention costs, thus potentially hindering our financial condition.

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

     IF FUTURE OR EXISTING PLATFORMS EMERGE IN THE MARKETPLACE, THEY MAY REQUIRE US TO UNDERGO THE EXPENSE OF DEVELOPING AND MAINTAINING COMPATIBLE PRODUCT LINES, AND SUCH DEVELOPMENT AND MAINTENANCE MAY PLACE A SIGNIFICANT STRAIN ON OUR RESOURCES AND PRODUCT RELEASE SCHEDULES, WHICH MAY HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. Although our Web-based products can be licensed for use with a variety of customer relationship management platforms, there may be future or existing platforms that emerge in the marketplace that may not be architecturally compatible with our Web-based product design. Moreover, future or existing user interfaces that emerge in the business application marketplace may or may not be architecturally compatible with our Web-based product design. Developing and maintaining consistent performance across all of these combinations may place a significant strain on our resources and product release schedules, which may materially and adversely affect our business, operating results, and financial condition. To maintain performance across accepted platforms and operating environments, or to achieve market acceptance of those that we support, or to adapt to emerging new ones, our expenses may increase, and our sales and revenues may be materially and adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency, rather than multiple foreign currencies. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the three months ended March 31, 2003. OneSource does not engage in hedging activities.

     OneSource also owns money market funds that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve OneSource’s capital until it is required to fund operations, including OneSource’s sales and marketing and product development activities. None of these market-risk sensitive instruments are held for trading purposes. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. OneSource does not enter into derivatives or any other financial instruments for trading or speculative purposes. As of March 31, 2003, OneSource had $26.7 million in cash and cash equivalents.

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

Item 2. Changes in Securities and Use of Proceeds

     On May 19, 1999, OneSource commenced an initial public offering of 3,636,000 shares of common stock, $0.01 par value per share, pursuant to a final prospectus dated May 19, 1999. The prospectus was contained in OneSource’s registration statement on Form S-1, which was declared effective by the United States Securities and Exchange Commission (SEC File No. 333-73263) on May 18, 1999. Of the 3,636,000 shares of common stock offered, 2,500,000 shares were offered and sold by OneSource and 1,136,000 shares were offered and sold by certain stockholders of OneSource. The offering closed on May 24, 1999 upon the sale of all 3,636,000 shares. The aggregate offering price of the offering to the public was $43,632,000, with proceeds to OneSource and the selling stockholders, after deduction of the underwriting discount, of $27,900,000 and $12,677,760, respectively. The aggregate amount of expenses incurred by OneSource in connection with the issuance and distribution of the shares of common stock sold in the offering were approximately $3.9 million, including approximately $3.0 million in underwriting discounts and commissions and $0.9 million in other offering expenses.

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

     OneSource has not sold any securities as of March 31, 2003 and for the years ended 2002, 2001, and 2000 that were not registered under the Securities Act of 1933.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     OneSource hereby files as part of this Quarterly Report on Form 10-Q the exhibits listed below. Exhibits that are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the United States Securities and Exchange Commission in Washington, D.C.; New York, New York; and Chicago, Illinois. Please call the United States Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference rooms. United States Securities and Exchange Commission filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at HTTP://WWW.SEC.GOV.

Exhibit
No.	Description

2.01	Agreement and Plan of Merger dated September 8, 1999 by and between the Registrant and Corporate Technology Information Services, Inc. (filed as Exhibit 2.1 to Form 8-K dated September 8, 1999, No. 000-25849 and incorporated herein by reference).

Exhibit
No.	Description

2.02	Escrow Agreement dated September 8, 1999 by and among the Registrant, Corporate Technology Information Services, Inc., Andrew Campbell and Citizens Bank of Massachusetts (filed as Exhibit 2.2 to Form 8-K dated September 8, 1999, No. 000-25849 and incorporated herein by reference).

3.01	Second Amended and Restated Certificate of Incorporation of the Registrant, as amended on May 24, 2001 (filed as Exhibit 3.01 to the Annual Report on Form 10-K on March 27, 2002 and incorporated herein by reference).

3.02	Second Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.04 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.01*	1993 Stock Purchase and Option Plan (filed as Exhibit 10.01 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.02*	1999 Stock Option and Incentive Plan, as amended on May 22, 2002 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q on August 14, 2002 and incorporated herein by reference).

10.03*	1999 Employee Stock Purchase Plan, as amended on May 24, 2001 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q on August 10, 2001 and incorporated herein by reference).

10.04	Registration Agreement dated September 8, 1993 (filed as Exhibit 10.04 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.05	Lease dated January 20, 1999 by and between the Registrant and 300 Baker Avenue Associates, Limited Partnership (filed as Exhibit 10.12 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.06	Agreement and Plan of Merger dated February 26, 1999 by and between the Registrant and OneSource Holding Corporation (filed as Exhibit 10.13 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.08	Form of Management Stock Purchase Agreement (filed as Exhibit 10.09 the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.09	Stock Purchase Agreement dated August 3, 1993, by and among Lotus Development Corporation, Datext, Inc. and Datext Holding Corporation (filed as Exhibit 10.10 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.10	Form of Fee Termination Agreement (filed as Exhibit 10.16 to the Registration Statement on Form S-1, No. 333-73263 and incorporate herein by reference).

10.11	Stock Redemption Agreement dated April 21, 1999 (filed as Exhibit 10.17 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.12*	2001 Non-Employee Director Stock Option Plan dated May 24, 2001 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q on August 10, 2001 and incorporated herein by reference).

10.13	Registration Rights Agreement dated November 1, 2002 by and among the Registrant, ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P., and ValueAct International, Ltd. (filed as Exhibit 10.1 to the Form 8-K on November 6, 2002, and incorporated herein by reference).

10.14	Loan and Security Agreement, dated as of December 20, 2002, between Silicon Valley Bank and OneSource Information Services, Inc. (filed as Exhibit 10.14 to the Annual Report on Form 10-K on March 27, 2003, and incorporated herein by reference).

24.01	Power of Attorney (included in signature page)

99.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan, contract, or arrangement required to be filed as an exhibit pursuant to Item14(c).

     (b)  Reports on Form 8-K

     A current report on Form 8-K dated April 17, 2003 was filed by OneSource on April 17, 2003 with the United States Securities and Exchange Commission that reported that OneSource announced financial results for the first quarter ended March 31, 2003.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OneSource Information Services, Inc.

By: /s/ Roy D. Landon

Roy D. Landon
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 13, 2003

POWER OF ATTORNEY AND SIGNATURES

     The undersigned officers and directors of OneSource Information Services, Inc. hereby severally constitute and appoint Daniel J. Schimmel and Roy D. Landon, and each of them singly, with full power of substitution, our true and lawful attorneys-in-fact and agents to sign for us and in our names in the capacities indicated below, any amendments to this Quarterly Report on Form 10-Q, and generally to do all things in our names and on our behalf in such capacities to enable OneSource Information Services, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Quarterly Report on Form 10-Q.

Signature	Title(s)	Date

/s/ DANIEL J. SCHIMMEL Daniel J. Schimmel	President, Chief Executive Officer, and Director (principal executive officer)	May 13, 2003

/s/ ROY D. LANDON Roy D. Landon	Senior Vice President and Chief Financial Officer (principal financial officer)	May 13, 2003

/s/ MARTIN KAHN Martin Kahn	Chairman of the Board of Directors	May 13, 2003

/s/ CARL P. FISHER Carl P. Fisher	Director	May 13, 2003

/s/ HENRY ANCONA Henry Ancona	Director	May 13, 2003

/s/ ROBERT J. MASSIE Robert J. Massie	Director	May 13, 2003

/s/ PETER H. KAMIN Peter H. Kamin	Director	May 13, 2003

CERTIFICATIONS

     I, Daniel J. Schimmel, Chief Executive Officer of OneSource Information Services, Inc., certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of OneSource Information Services, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Roy D. Landon

Roy D. Landon
Chief Financial Officer