Form 10-Q
period 2003-06-30
ONESOURCE INFORMATION SERVICES INC
filed 2003-08-13
CIK 1079880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2003

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

               Yes ☐     No ☒

The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of August 5, 2003 was 11,323,205.

OneSource Information Services, Inc.

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$25,563	$23,096
Accounts receivable, net of allowance for doubtful accounts of $179 and $299 at June 30, 2003 and December 31, 2002, respectively	9,349	16,499
Deferred royalties	1,965	2,873
Deferred commissions	1,407	1,644
Prepaid expenses and other current assets	899	822

Total current assets	39,183	44,934
Property and equipment, net	4,411	3,629
Goodwill	4,445	4,445
Acquired intangible assets, net	1,054	1,217
Restricted time deposit	—	603
Long-term deferred royalties	1,517	1,540
Capitalized software development costs, net	3,640	2,250
Other assets	101	180

Total assets	$54,351	$58,798

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$512	$—
Accounts payable	2,764	2,222
Accrued compensation and benefits	2,084	2,534
Accrued royalties	2,453	3,419
Accrued expenses	2,880	2,857
Deferred revenues	25,948	30,257

Total current liabilities	36,641	41,289
Long-term debt	897	—

Total liabilities	37,538	41,289

Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value:
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value:
35,000,000 shares authorized; 13,287,453 shares issued and 11,449,455 shares outstanding at June 30, 2003; 13,287,453 shares issued and 11,681,741 shares outstanding at December 31, 2002	133	133
Additional paid-in capital	35,548	35,128
Accumulated deficit	(5,924)	(5,856)
Accumulated other comprehensive income	583	437
Treasury stock, at cost	(13,527)	(12,333)

Total stockholders’ equity	16,813	17,509

Total liabilities and stockholders’ equity	$54,351	$58,798

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Web-based product	$13,837	$13,803	$27,934	$27,452
CD Rom product and other	562	570	961	1,145

	14,399	14,373	28,895	28,597

Cost of revenues:
Web-based product	4,238	4,046	8,507	8,034
CD Rom product and other	402	408	842	833

	4,640	4,454	9,349	8,867

Gross profit	9,759	9,919	19,546	19,730

Operating expenses:
Selling and marketing	4,350	4,189	8,794	7,912
Platform and product development	2,630	2,741	5,321	5,394
General and administrative	1,705	1,291	3,212	2,866
Amortization of acquired intangible assets	82	115	163	230

Total operating expenses	8,767	8,336	17,490	16,402

Income from operations	992	1,583	2,056	3,328
Interest income	138	102	250	204
Interest expense	(21)	—	(24)	—

Income before provision for income taxes	1,109	1,685	2,282	3,532
Provision for income taxes	422	642	856	1,307

Net income	$687	$1,043	$1,426	$2,225

Basic net income per share	$0.06	$0.09	$0.12	$0.19
Diluted net income per share	$0.06	$0.08	$0.12	$0.17
Weighted average common shares outstanding:
Basic	11,558	11,957	11,619	11,992
Diluted	11,883	12,620	12,000	12,752

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(unaudited)

	For the six months ended
	June 30,

	2003	2002

Cash flows relating to operating activities:
Net income	$1,426	$2,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,544	1,621
Amortization of acquired intangible assets	163	230
Amortization of unearned compensation relating to grants of stock options	—	49
Tax benefit of stock options	421	532
Loss on disposal of fixed assets	11	—
Changes in operating assets and liabilities:
Accounts receivable	7,255	6,891
Deferred royalties	908	445
Deferred commissions	237	103
Prepaid expenses and other assets	7	(43)
Long-term deferred royalties	23	(514)
Accounts payable	509	(574)
Accrued compensation and benefits	(349)	72
Accrued royalties	(966)	(646)
Accrued expenses	(105)	353
Deferred revenues	(4,548)	(2,475)

Net cash provided by operating activities	6,536	8,269

Cash flows relating to investing activities:
Decrease in restricted time deposit	603	—
Purchases of property and equipment	(2,020)	(679)
Capitalization of software development costs	(1,698)	(427)

Net cash used by investing activities	(3,115)	(1,106)

Cash flows relating to financing activities:
Issuance of stock pursuant to stock options and employee stock purchase plan	622	518
Repurchase of common stock for treasury	(3,310)	(2,492)
Proceeds from equipment line of credit	1,537	—
Repayments under equipment line of credit	(128)	—

Net cash used by financing activities	(1,279)	(1,974)

Effect of exchange rate changes on cash and cash equivalents	325	194

Increase in cash and cash equivalents	2,467	5,383
Cash and cash equivalents, beginning of period	23,096	18,162

Cash and cash equivalents, end of period	$25,563	$23,545

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

     The accompanying consolidated financial statements of OneSource Information Services, Inc. (“OneSource”) as of June 30, 2003 and for the three- and six-month periods ended June 30, 2003 and 2002 are unaudited. In the opinion of OneSource’s management, these unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for those periods. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results of operations for the year ending December 31, 2003.

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

     Shares used in calculating basic and diluted net income per share are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Weighted-average shares outstanding used for basic net income per share	11,558	11,957	11,619	11,992
Incremental shares from dilutive stock options	325	663	381	760

Weighted-average shares outstanding used for diluted net income per share	11,883	12,620	12,000	12,752

     Options to purchase 2,250,974 and 2,485,195 shares of common stock were outstanding as of June 30, 2003 and 2002, respectively, but were not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of OneSource’s common stock during the three and six months ended June 30, 2003 and 2002, respectively.

3. Accounting for Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” which provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and net income per share in annual and interim financial statements. OneSource adopted the disclosure provisions of SFAS No. 148 in fiscal year 2002.

     If OneSource had elected to recognize compensation cost based on the fair value of all stock awards at grant date as prescribed by SFAS No. 123, the net income and basic and diluted net income per share for three- and six-month periods ended June 30, 2003 and June 30, 2002 would have been reduced to the pro forma amounts shown below:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income :
As reported	$687	$1,043	$1,426	$2,225
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	25	—	49
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(744)	(719)	(1,469)	(1,360)

Pro forma net income (loss)	$(57)	$349	$(43)	$914

Basic net income per share:
As reported	$0.06	$0.09	$0.12	$0.19
Pro forma	$—	$0.03	$—	$0.08
Diluted net income per share:
As reported	$0.06	$0.08	$0.12	$0.17
Pro forma	$—	$0.03	$—	$0.07

4. Goodwill and Acquired Intangible Assets

     As of January 1, 2002, OneSource adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually, or more frequently if impairment indicators arise. OneSource has chosen to perform this annual impairment test in the third quarter of each fiscal year.

     There was no change in the carrying value of goodwill during the six months ended June 30, 2003. During the year ended December 31, 2002, the carrying value of goodwill was reduced by $0.5 million as a result of the utilization of acquired net operating loss carryforward.

     Acquired intangible assets consist of the following:

	June 30, 2003			December 31, 2002

	(In thousands)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Subscriber list	$1,150	$(595)	$555	$1,150	$(516)	$634
Database	986	(528)	458	986	(458)	528
Trademarks	145	(104)	41	145	(90)	55

	$2,281	$(1,227)	$1,054	$2,281	$(1,064)	$1,217

     Amortization of acquired intangible assets was $0.1 million and $0.2 million, respectively, for each of the three- and six-month periods ended June 30, 2003 and 2002. The following table summarizes estimated future amortization expense related to acquired intangible assets recorded at June 30, 2003 for the periods indicated:

Estimated
Year ending	Amortization
December 31,	Expense

(In thousands)
2003 (Remainder)	$164
2004	327
2005	299
2006	264

$1,054

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

     Borrowings under the working capital line of credit incur interest at the prime interest rate plus 0.25%, and borrowings under the equipment line of credit incur interest at the prime interest rate plus 0.50%. The equipment line of credit has two draw-down periods, one that expired on March 31, 2003 and a second that expires September 30, 2003. Repayment of the equipment line of credit is over 36 months, commencing at the end of each draw-down period. The working capital line of credit matures on December 20, 2003. The maximum borrowing capacity for the working capital line is limited to 80% of OneSource’s eligible domestic accounts receivable that are less than 90 days outstanding.The loan and security agreement contains financial covenants that require that once a borrowing takes place, OneSource maintain an adjusted quick ratio of 2.0:1 and to report a net profit of at least $1.00 for each fiscal quarter. The adjusted quick ratio is defined as quick assets to current liabilities, minus deferred revenue. As of June 30, 2003, OneSource was in compliance with these financial covenants.

     In March 2003, OneSource borrowed $1.5 million under the equipment line of credit. Monthly repayments of thirty-six equal installments began on April 1, 2003.

     In June 2003, OneSource reserved $0.6 million from the working capital line of credit to secure two letters of credit related to leased office space.

     The following table summarizes future principal repayments for the periods indicated:

Year ending	Equipment
December 31,	Line

(In thousands)
2003 (Remainder)	$256
2004	512
2005	512
2006	129

$1,409

6. Comprehensive Income

     Total comprehensive income, which includes net income and the foreign currency translation adjustment, was approximately $929,000 and $1,572,000 for the three- and six-month periods ended June 30, 2003, respectively, and $1,085,000 and $2,274,000 for the three- and six-month periods ended June 30, 2002, respectively.

7. Geographic Information

     Revenue was distributed geographically as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

United States	$10,386	$10,609	$20,698	$21,021
United Kingdom	4,013	3,764	8,197	7,576

	$14,399	$14,373	$28,895	$28,597

8. Treasury Stock

     In April 2001, OneSource announced a stock buyback program to repurchase up to 1,000,000 shares of OneSource common stock over the following twelve months. In January 2002, OneSource completed the repurchase of its common stock authorized under this stock buyback program at an average price of $8.48 per share.

     In January 2002, OneSource announced a second stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. In November 2002, OneSource completed its second stock buyback program, having repurchased 749,931 shares of its common stock at an average price of $6.67 per share.

     In October 2002, OneSource announced a third stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. As of June 30, 2003, OneSource had repurchased 540,519 shares of its common stock under this third stock buyback program at an average price of $6.48 per share for a total cost of $3.5 million. In July 2003, OneSource announced a fourth stock buyback program to repurchase up to an additional $7.0 million of its common stock over the following twelve months. OneSource intends to use a portion of its current cash and cash equivalents balances to execute additional repurchases under these third and fourth stock buyback programs.

     Effective August 31, 2002, OneSource began to re-issue its treasury stock, using the average cost method, for stock option exercises associated with OneSource’s various stock option plans and the 1999 Employee Stock Purchase Plan. As of June 30, 2003, OneSource had re-issued 452,452 shares of its treasury stock having an average cost of $7.63 per share.

     Gains resulting from the re-issuance of treasury stock at per share prices that are above the average cost are recorded as an increase to additional paid-in capital. Losses resulting from the re-issuance of treasury stock at per share prices that are below the average cost are first recorded as a reduction of additional paid-in capital for previously recorded gains, then as a reduction of retained earnings. During the three- and six-month periods ended June 30, 2003, OneSource recorded losses of $0.4 million and $1.5 million, respectively, resulting from the re-issuance of treasury stock, which were recorded as increases to the accumulated deficit. During the year ended December 31, 2002, OneSource recorded losses of $0.9 million resulting from the re-issuance of treasury stock, which were recorded as increases to the accumulated deficit.

9. Guarantor Agreements and Provisions

     The following is a summary of agreements and provisions that OneSource has determined are within the scope of Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others:”

OneSource’s agreements with OneSource product customers, third party information and technology providers, and vendors include standard indemnification provisions. Under these agreements, OneSource generally agrees to defend, indemnify, and hold harmless the indemnified party with respect to any third party claim that the OneSource product, excluding any data or technology provided by the indemnified party, infringes a United States or United Kingdom patent, copyright, trade secret, or other proprietary right. The terms of these indemnification provisions are generally perpetual after execution of the agreement. The maximum potential amount of future payments OneSource may be required to make under these indemnification provisions is unlimited. OneSource has never incurred costs to defend lawsuits or settle actions related to these indemnification provisions. As a result, OneSource believes that the estimated fair market value of these indemnification provisions is minimal. Accordingly, OneSource does not have any liabilities recorded in its financial statements related to these provisions as of June 30, 2003.

OneSource’s agreements with OneSource product customers also include standard warranty provisions. OneSource warrants that it has the right to license the OneSource product line to customers, but does not warrant the accuracy, adequacy, completeness, or timeliness of the OneSource products or content from the OneSource products. If required, OneSource would disclose the estimated cost of product warranties based on specific warranty claims received. However, OneSource has never incurred expense under its product warranties. As a result, OneSource believes that the estimated fair market value of this warranty provision is minimal. Accordingly, OneSource does not have any liabilities recorded in its financial statements related to this provision as of June 30, 2003.

OneSource has provisions in its articles of incorporation whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at OneSource’s request in such capacity. The maximum potential amount of future payments OneSource could be required to make under these indemnification provisions is unlimited; however, OneSource has a Directors and Officers insurance policy that limits its exposure and should enable it to recover a portion of any future amounts paid. As a result of OneSource’s insurance policy coverage, OneSource estimates that the exposure resulting from these indemnification provisions is minimal. Accordingly, OneSource does not have any liabilities recorded for these provisions as of June 30, 2003.

10. Recently Issued Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force reached a consensus on Emerging Issues Task Force Issue 00-21 (“EITF Issue 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. OneSource has determined that the adoption of EITF Issue 00-21 will have no impact on its results of operations or financial position.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting and reporting for derivatives, amending the previously issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. OneSource has determined that the adoption of SFAS No. 149 is not expected to have any impact on its financial position and results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements, either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. OneSource has determined that the adoption of SFAS No. 150 is not expected to have any impact on its financial position and results of operations.

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

Overview

     OneSource provides primarily Web-based business and financial information products to professionals who need quick access to timely and reliable company, industry, and market intelligence. In addition, OneSource provides fee-based consulting services to customers who seek to integrate content from OneSource® products into their internal software platforms and applications such as intranets, portals, and customer relationship management systems. These fee-based services include helping customers apply OneSource’s proprietary classification system, which organizes and links customers’ internal data with content from OneSource products, as well as assisting customers in designing and building custom information applications. OneSource was formed as a division of Lotus Development Corporation in 1987 and became an independent company when it was purchased in a management buy-out in 1993. Until December 1996, OneSource’s business focused on providing business information to the professional and financial service industries using CD Rom technology as the primary method of distribution. The introduction of the OneSource Business BrowserSM product line in December 1996 marked a fundamental shift in the business as OneSource began a transition away from its legacy CD Rom business and toward Web-based products. The OneSource Business Browser product line is designed to be a comprehensive and easy-to-use business and financial information resource, integrating over 2,500 sources of business information from more than 30 business and financial information providers and OneSource’s own CorpTech® high-technology company database. The OneSource product line also includes the AppLinkSM software development kit, which allows Business Browser customers to access content from OneSource products through their own internal applications and without the use of the Business Browser user interface and pre-established screens and workflow.

     Revenues from both Web-based and CD Rom products generally consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products decreased 15% to $25.3 million as of June 30, 2003 from $29.7 million as of December 31, 2002, and increased 3% from $24.5 million as of June 30, 2002.

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

     Software Development Costs. Platform and product development costs, other than certain software development costs, are charged to expense as incurred. OneSource has adopted Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires research and development costs associated with the application development stage to be capitalized for internal use software. Examples of capitalized software development projects are software platforms used in OneSource products and programs used for its proprietary classification system. Management is required to use professional judgment in determining whether development costs meet the criteria in SOP 98-1 for immediate expense or capitalization. Capitalized software is amortized over its estimated useful life, generally three years. Management periodically reviews the carrying value of the projects that have been capitalized to determine if impairment may exist. If it is determined that the carrying value of the asset has been impaired, the value will be reduced by a charge to operations in the amount of the impairment.

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

     Acquired Intangible Assets. Acquired intangible assets consist of goodwill, trademarks, a subscriber list, and a database. Acquired intangible assets, excluding goodwill, are amortized using the straight-line method over periods of 5.25 to 7 years, based on the estimated useful life. The carrying value of acquired intangible assets is reviewed on a quarterly basis for the existence of facts or circumstances both internally and externally that may suggest impairment. For acquired intangible assets, OneSource determines whether an impairment has occurred based on gross expected future cash flows, and measures the amount of the impairment based on the related future estimated discounted cash flows. To date, no such impairment has occurred. Factors which OneSource considers important and that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” OneSource ceased amortizing goodwill as of January 1, 2002 and will annually review the goodwill for potential impairment in the third quarter, as well as on event-driven basis, using a fair value approach. Since OneSource constitutes one reporting unit under SFAS No. 142, its fair value, which equals its market capitalization based on the closing price of its common stock as quoted on the Nasdaq National Market, is compared to its net assets, which includes the carrying value of goodwill. If market capitalization exceeds net assets, it is determined that no impairment has occurred and no adjustment is required.

     Income Tax. OneSource records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. At June 30, 2003, OneSource has provided a valuation allowance for the full amount of its net deferred tax assets. While OneSource has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event OneSource were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

Comparison of Results for the Quarters Ended June 30, 2003 and June 30, 2002

     Revenues. Revenues were $14.4 million for each of the quarters ended June 30, 2003 and 2002.

     Web-based product revenues were $13.8 million for each of the quarters ended June 30, 2003 and 2002. At the same time, CD Rom product and other revenues, which consist of licensing royalties and mailing lists, were $0.6 million for each of the quarters ended June 30, 2003 and 2002.

     Cost of Revenues. Cost of revenues increased 4% to $4.6 million for the quarter ended June 30, 2003 from $4.5 million for the quarter ended June 30, 2002. This increase was principally due to increased royalty expense by $0.5 million, associated with the recent addition of Global Business Browser Asia Pacific and content on small and mid-market United States and Canadian companies. This expense was incurred in advance of revenue recognition from customer subscription agreements. Partially offsetting this increase in royalty expense for the quarter ended June 30, 2003 was lower compensation-related expense in product production by $0.2 million as a result of decreased headcount, and decreased depreciation expense associated with computer equipment used for data processing and on-line requirements by $0.1 million.

     Cost of Web-based product revenues increased 5% to $4.2 million for the quarter ended June 30, 2003 from $4.0 million for the quarter ended June 30, 2002. As a percentage of Web-based product revenues, cost of Web-based product revenues increased to 31% for the quarter ended June 30, 2003 from 29% for the quarter ended June 30, 2002. This increase was primarily due to increased royalty expense by $0.5 million associated with the recent addition of Global Business Browser Asia Pacific and content on small and mid-market United States and Canadian companies. This expense was incurred in advance of revenue recognition from customer subscription agreements. Partially offsetting this increase in royalty expense for the quarter ended June 30, 2003 was a decreased compensation-related expense in product production by $0.2 million as a result of decreased headcount, and decreased depreciation expense associated with computer equipment used for data processing and on-line requirements by $0.1 million.

     Cost of CD Rom product and other revenues was $0.4 million for each of the quarters ended June 30, 2003 and 2002. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues was 72% for each of the quarters ended June 30, 2003 and 2002.

     Selling and Marketing Expense. Selling and marketing expense increased 4% to $4.4 million for the quarter ended June 30, 2003 from $4.2 million for the quarter ended June 30, 2002. As a percentage of revenues, selling and marketing expense increased to 30% for the quarter ended June 30, 2003 from 29% for the quarter ended June 30, 2002. This increase was principally due to increased recruiting and employee development costs by $0.1 million, increases in travel and entertainment expense and direct marketing expenses by $0.1 million, partially offset by decreased fees paid to external consultants by $0.1 million. OneSource expects selling and marketing expense to remain at the second quarter of 2003 spending level during the remainder of 2003.

     Platform and Product Development Expense. Platform and product development expense decreased 4% to $2.6 million for the quarter ended June 30, 2003 from $2.7 million for the quarter ended June 30, 2002. As a percentage of revenues, platform and product development expense decreased to 18% for the quarter ended June 30, 2003 from 19% for the quarter ended June 30, 2002. This decrease was primarily due to the capitalization of software development costs associated with the expanded development of new platforms and products that increased to $1.1 million for the quarter ended June 30, 2003 from $0.2 million for the quarter ended June 30, 2002. These costs were capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs associated with the maintenance of existing systems are expensed as incurred. In addition, there were decreased recruiting and employee development costs by $0.1 million. These decreases were partially offset by increases in compensation-related expense by $0.4 million and an increase in the use of outside contractors for platform and product development by $0.4 million. OneSource expects platform and product development expense, net of capitalized software development costs, to increase modestly during the remainder of 2003 from the second quarter of 2003 spending level as a result of continuing development initiatives. OneSource anticipates capitalized software development costs to be approximately $1.0 million in the third quarter of 2003.

     General and Administrative Expense. General and administrative expense increased 32% to $1.7 million for the quarter ended June 30, 2003 from $1.3 million for the quarter ended June 30, 2002. As a percentage of revenues, general and administrative expense increased to 12% for the quarter ended June 30, 2003 from 9% for the quarter ended June 30, 2002. This increase was primarily due to an increase in compensation expense by $0.1 million related to increased headcount, increased fees paid to external management consultants by $0.2 million, an increase in bad debt expense by $0.1 million, and increased general supplies by $0.1 million. These increases were partially offset by decreased recruiting and employee development costs by $0.1 million. OneSource expects general and administrative expense to decrease slightly from the second quarter of 2003 spending level during the remainder of 2003.

     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $0.1 million for each of the quarters ended June 30, 2003 and 2002. This expense is the result of the acquisition of Corporate Technology Information Services, Inc. in October 1999 and the associated amortization of the intangible assets acquired.

     Interest Income, Net. Interest income, net of interest expense, was $0.1 million for each of the quarters ended June 30, 2003 and 2002. Interest expense associated with OneSource’s line of credit was approximately $20,000 for the quarter ended June 30, 2003.

     Provision for Income Taxes. Provision for income taxes decreased 34% to $0.4 million for the quarter ended June 30, 2003 from $0.6 million for the quarter ended June 30, 2002. This decrease was due to pre-tax income of $1.1 million at an effective tax rate of 38% for the quarter ended June 30, 2003 as compared to pre-tax income of $1.7 million at an effective tax rate of 38% for the quarter ended June 30, 2002. For both quarters ended June 30, 2003 and 2002, OneSource calculated its provision for income taxes for its domestic income using the federal statutory tax rate of 34%, plus an estimated effective state tax rate of 5%. For both quarters ended June 30, 2003 and 2002, OneSource calculated its provision for income taxes for its foreign income using a 30% effective tax rate. Due to differentials in domestic and foreign income for the quarters ended June 30, 2003 and 2002, these calculations yielded annualized worldwide effective tax rates of 37.5% for the full year 2003 and 37% for the full year 2002. An effective tax rate of 38% was used for both quarters ended June 30, 2003 and 2002, to adjust the cumulative provision to the respective annual effective tax rate.

Comparison of Results for the Six Months Ended June 30, 2003 and June 30, 2002

     Revenues. Revenues increased 1% to $28.9 million for the six months ended June 30, 2003 from $28.6 million for the six months ended June 30, 2002.

     Web-based product revenues increased 2% to $27.9 million for the six months ended June 30, 2003 from $27.5 million for the six months ended June 30, 2002. The increase in Web-based product revenues was primarily attributable to a higher average currency conversion rate relating to the conversion of British pounds to United States’ dollars, which resulted in an increase of Web-based product revenues of $0.8 million. This increase was offset by a decrease of Web-based product revenues of $0.4 million resulting from a decrease in the number of customers and related licenses. At the same time, CD Rom product and other revenues, which consist of licensing royalties and mailing lists, decreased 16% to $1.0 million for the six months ended June 30, 2003 from $1.1 million for the six months ended June 30, 2002, and was primarily the result of focus on the Business Browser product line.

     Cost of Revenues. Total cost of revenues increased 5% to $9.3 million for the six months ended June 30, 2003 from $8.9 million for the six months ended June 30, 2002. This increase was principally due to increased royalty expense by $1.0 million associated with the recent addition of Global Business Browser Asia Pacific and content on small and mid-market United States and Canadian companies. This expense was incurred in advance of revenue recognition from customer subscription agreements. Partially offsetting this increase in royalty expense for the six months ended June 30, 2003 was lower compensation-related expense in product production by $0.3 million as a result of decreased headcount, decreased depreciation expense associated with computer equipment used for data processing and on-line requirements by $0.2 million, and decreased outside software purchases by $0.1 million.

     Cost of Web-based product revenues increased 6% to $8.5 million for the six months ended June 30, 2003 from $8.0 million for the six months ended June 30, 2002. As a percentage of Web-based product revenues, cost of Web-based product revenues increased to 30% for the six months ended June 30, 2003 from 29% for the six months ended June 30, 2002. This increase was primarily due to increased royalty expense by $1.0 million associated with the addition of Global Business Browser Asia Pacific and content on small and mid-market United States and Canadian companies. This expense was incurred in advance of revenue recognition from customer subscription agreements. Partially offsetting this increase in royalty expense for the six months ended June 30, 2003 was a decreased compensation-related expense in product production by $0.3 million as a result of decreased headcount, and decreased depreciation expense associated with computer equipment used for data processing and on-line requirements by $0.2 million.

     Cost of CD Rom product and other revenues was $0.8 million for each of the six months ended June 30, 2003 and 2002. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues increased to 88% for the six months ended June 30, 2003 from 73% for the six months ended June 30, 2002, primarily due to the decrease in CD Rom product and other revenues.

     Selling and Marketing Expense. Selling and marketing expense increased 11% to $8.8 million for the six months ended June 30, 2003 from $7.9 million for the six months ended June 30, 2002. As a percentage of revenues, selling and marketing expense increased to 30% for the six months ended June 30, 2003 from 28% for the six months ended June 30, 2002. This increase was principally due to increased recruiting and employee development costs by $0.3 million, increased travel and entertainment expense by $0.1 million, increased direct marketing expenses by $0.1 million, and increased fees paid to external consultants by $0.3 million. OneSource expects selling and marketing expense to remain at the second quarter of 2003 spending level during the remainder of 2003.

     Platform and Product Development Expense. Platform and product development expense decreased 1% to $5.3 million for the six months ended June 30, 2003 from $5.4 million for the six months ended June 30, 2002. As a percentage of revenues, platform and product development expense decreased to 18% for the six months ended June 30, 2003 from 19% for the six months ended June 30, 2002. This decrease was principally due to the capitalization of software development costs associated with the expanded development of new platforms and products that increased to $1.9 million for the six months ended June 30, 2003 from $0.4 million for the six months ended June 30, 2002. These costs were capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs associated with the maintenance of existing systems are expensed as incurred. In addition, recruiting and employee development costs decreased by $0.1 million. Offsetting these decreases were increases in compensation-related expense by $1.0 million and an increase in the use of outside contractors for platform and product development, which totaled $0.5 million. OneSource expects platform and product development expense, net of capitalized software development costs, to increase modestly during the remainder of 2003 from the second quarter of 2003 spending level as a result of continuing development initiatives. OneSource anticipates capitalized software development costs to be approximately $1.0 million in the third quarter of 2003.

     General and Administrative Expense. General and administrative expense increased 12% to $3.2 million for the six months ended June 30, 2003 from $2.9 million for the six months ended June 30, 2002. As a percentage of revenues, general and administrative expense increased to 11% for the six months ended June 30, 2003 from 10% for the six months ended June 30, 2002. This increase was primarily due to increased compensation expense by $0.2 million related to increased headcount and increased fees paid to outside management consultants by $0.2 million. These increases were partially offset by a reduction in recruiting and employee development costs by $0.1 million. OneSource expects general and administrative expense to decrease slightly from the second quarter of 2003 spending level for the remainder of 2003.

     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $0.2 million for each of the six months ended June 30, 2003 and 2002. This expense is the result of the acquisition of Corporate Technology Information Services, Inc. in October 1999 and the associated amortization of other intangible assets acquired.

     Interest Income, Net. Interest income, net of interest expense, was $0.2 million for each of the six months ended June 30, 2003 and 2002. Interest expense associated with OneSource’s line of credit was approximately $20,000 for the six months ended June 30, 2003.

     Provision for Income Taxes. Provision for income taxes decreased 35% to $0.9 million for the six months ended June 30, 2003 from $1.3 million for the six months ended June 30, 2002. This decrease was due to pre-tax income of $2.3 million at an effective tax rate of 37.5% for the six months ended June 30, 2003 as compared to pre-tax income of $3.5 million at an effective tax rate of 37% for the six months ended June 30, 2002. For both six months ended June 30, 2003 and 2002, OneSource calculated its provision for income taxes for its domestic income using the federal statutory tax rate of 34%, plus an estimated effective state tax rate of 5%. For both six months ended June 30, 2003 and 2002, OneSource calculated its provision for income taxes for its foreign income using a 30% effective tax rate. Due to differentials in domestic and foreign income for the six months ended June 30, 2003 and 2002, these calculations yielded worldwide effective tax rates of 37.5% for the six months ended June 30, 2003 and 37% for the six months ended June 30, 2002.

Annualized Contract Value

     One measure of the performance of OneSource’s business is “annualized contract value.” Annualized contract value is a measurement that OneSource uses for normalized period-to-period comparisons to indicate business volume and growth, both in terms of new customers and upgrades and expansions by existing customers. OneSource’s presentation and calculation of annualized contract value may not be comparable to similarly titled measures used by other companies. It is not an absolute indicator, and OneSource cannot guarantee that any annualized contract value will be ultimately realized as revenues.

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

     The calculation of annualized contract value for OneSource’s Web-based products is illustrated below:

		One Month of
	Web-Based	Invoiced Fees
	Deferred	in Deferred	Annualized
Measurement Date	Revenues	Revenues	Contract Value

		(In thousands)
June 30, 2002	$24,510	$4,619.6	$55,435
June 30, 2003	$25,342	$4,421.8	$53,061

     The aggregate annualized contract value for Web-based products was $53.1 million as of June 30, 2003, compared to $55.4 million as of June 30, 2002. Of this $53.1 million, $46.6 million was attributable to those customers that were under contract as of both June 30, 2003 and 2002. The renewal rate for subscribers of the Business Browser product line as of June 30, 2003 was 75%, calculated on a dollar basis, whereas the renewal rate for those subscribers that also used the AppLink software development kit as of June 30, 2003 was 81%, calculated on a dollar basis.

     The number of Web-based customers decreased to 762 at June 30, 2003 from 790 at March 31, 2003 and 831 at June 30, 2002. On average, OneSource’s customers for Web-based products as of June 30, 2003 had an annualized contract value of $69,600 per customer, compared to an average annualized contract value of $66,700 per customer as of June 30, 2002. This growth in average annualized contract value was primarily attributable to an increase in the number of user licenses purchased by individual customers, the addition of new Web-based products subscribed to by individual customers, and a higher average currency conversion rate relating to the conversion of British pounds to United States’ dollars.

     As of June 30, 2003, 45 organizations subscribed to the AppLink software development kit. Such customers as of June 30, 2003 generated, on average, approximately $371,500 each in annualized contract value.

Liquidity and Capital Resources

     Since acquiring the business from Lotus Development Corporation in 1993, OneSource has funded operations through a combination of seller financing, proceeds received from the sale of Class P common stock and common stock in connection with the purchase of the business from Lotus Development Corporation, bank debt, proceeds received from the sale of non-strategic lines of business, capitalized equipment leases, cash flows from operations, OneSource’s initial public offering which closed in May 1999, and issuance of stock pursuant to stock options and the 1999 Employee Stock Purchase Plan. In addition, in December 2002, OneSource entered into a loan and security agreement with Silicon Valley Bank for borrowings of up to $10.0 million. The loan and security agreement is for one year from the date of the execution and represents a working capital revolving line of credit and an equipment line of credit for up to $5.0 million each.

     Cash and cash equivalents totaled $25.6 million at June 30, 2003, compared to $23.1 million at December 31, 2002. The increase was primarily due to funds provided by operating activities of $6.5 million, partially offset by net cash used by investing activities of $3.1 million and net cash used by financing activities of $1.3 million.

     Net cash provided by operating activities was $6.5 million for the six months ended June 30, 2003, compared to $8.3 million for the six months ended June 30, 2002. The net decrease of $1.7 million was the result of net income of $1.4 million for the six months ended June 30, 2003, compared to net income of $2.2 million for the six months ended June 30, 2002, a net decrease based on changes in operating assets and liabilities of $0.6 million, a decrease of $0.1 million due to a decrease of tax benefit associated with the disposition of stock options, and a decrease in depreciation and amortization by $0.1 million.

     Net cash used by investing activities was $3.1 million for the six months ended June 30, 2003, compared to $1.1 million for the six months ended June 30, 2002. Net cash used by investing activities was primarily for purchases of property and equipment of $2.0 million during the six months ended June 30, 2003 and $0.7 million during the six months ended June 30, 2002, as well as $1.7 million for capitalized software development costs for the six months ended June 30, 2003 and $0.4 million for the six months ended June 30, 2002, offset in part by proceeds from the release of restricted time deposits of $0.6 million during the six months ended June 30, 2003.

     Net cash used by financing activities was $1.3 million for the six months ended June 30, 2003, compared to $2.0 million for the six months ended June 30, 2002. Net cash used by financing activities primarily consisted of the repurchase of common stock of $3.3 million during the six months ended June 30, 2003 and $2.5 million during the six months ended June 30, 2002, and payments on the equipment line of credit of $0.1 million during the six months ended June 30, 2003. Partially offsetting these uses were proceeds from the equipment line of credit of $1.5 million during the six months ended June 30, 2003 and proceeds from the issuance of stock pursuant to stock options and the 1999 Employee Stock Purchase Plan of $0.6 million during the six months ended June 30, 2003 and $0.5 million during the six months ended June 30, 2002.

     In April 2001, OneSource announced a stock buyback program to repurchase up to 1,000,000 shares of OneSource common stock over the following twelve months. In January 2002, OneSource completed the repurchase of its common stock authorized under this stock buyback program at an average price of $8.48 per share.

     In January 2002, OneSource announced a second stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. In November 2002, OneSource completed its second stock buyback program, having repurchased 749,931 shares of its common stock at an average price of $6.67 per share.

     In October 2002, OneSource announced a third stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. As of June 30, 2003, OneSource had repurchased 540,519 shares of its common stock under this third stock buyback program at an average price of $6.48 per share, for a total cost of $3.5 million. In July 2003, OneSource announced a fourth stock buyback program to repurchase up to an additional $7.0 million of its common stock over the following twelve months. OneSource intends to use a portion of its current cash and cash equivalents balances to execute additional repurchases under these third and fourth stock buyback programs.

     OneSource believes that its current cash and cash equivalents and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months. However, in the event of a strategic cash requirement, OneSource entered into a revolving loan agreement in December 2002 with Silicon Valley Bank for up to $10.0 million, of which $1.5 million was drawn in order to finance the purchase of equipment, and $0.6 million has been reserved from the working capital line of credit to secure two letters of credit related to leases of office space. Under the revolving loan agreement, as of June 30, 2003, $3.6 million is available to finance equipment purchases through September 2003, and $4.4 million is available to fund working capital requirements through December 20, 2003.

Contractual Obligations and Commitments

     The following table presents OneSource’s contractual obligations and commercial commitments as of June 30, 2003 over the next five calendar years.

	Payments due by period

	(remainder)
	2003	2004	2005	2006	2007	Total

			(In thousands)
Operating leases	$570	$651	$239	$156	$116	$1,732
Royalty contracts	3,432	4,355	189	—	—	7,976
Equipment line of credit	256	512	512	129	—	1,409

	$4,258	$5,518	$940	$285	$116	$11,117

Recently Issued Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force reached a consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. OneSource has determined that the adoption of EITF Issue 00-21 will have no impact on its results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting and reporting for derivatives, amending the previously issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. OneSource has determined that the adoption of SFAS No. 149 is not expected to have any impact on its financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements, either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. OneSource has determined that the adoption of SFAS No. 150 is not expected to have any impact on its financial position and results of operations.

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

     AS WE COMPLEMENT THE EXISTING ONESOURCE PRODUCT LINE WITH NEW PRODUCTS AND SERVICES, THIS MAY DIVERT MANAGEMENT AND TECHNICAL ATTENTION AND FINANCIAL RESOURCES AND MAY NOT PRODUCE THE DESIRED BUSINESS RESULTS. As we complement the existing OneSource product line with new business information products and services, our management team and technical personnel may spend a significant amount of time and management and financial resources in such development and implementation.

     Despite the investment of these management and financial resources with respect to these efforts, the potential new products and services may not produce the revenues, earnings, or business results that we may anticipate for the following reasons:

•	we may experience difficulty in developing and implementing products and services that integrate and operate effectively with our customers’ existing applications, business processes, and functions;

•	the market may not adopt these products and services as readily as we envision;

•	we may contract with certain third parties to provide content and/or supplement the products and services we provide, which may yield lower gross margins than our existing business;

•	we may experience delays in the development and implementation of these products and services; and

•	the introduction of new products and services may require changes to accounting methods, policies, and procedures.

     WE HAVE A CUMULATIVE DEFICIT AND EXPECT TO CONTINUE TO HAVE A CUMULATIVE DEFICIT FOR THE FORESEEABLE FUTURE, AND WE MAY NOT SUSTAIN OR INCREASE NET INCOME UNLESS WE CONTINUE TO OFFSET OUR ROYALTY PAYMENTS AND OPERATING EXPENSES WITH REVENUES FROM OUR WEB-BASED

PRODUCTS AND SERVICES. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998, $6.4 million in 1999, and $2.0 million in 2000, and had income from operations of $5.7 million in 2001 and $6.6 million in 2002. As of June 30, 2003, we had an accumulated deficit of $5.9 million. If we are unable to offset our royalty payments and operating expenses with revenues from our Web-based products and services, we may not be able to sustain or increase net income.

     WE RELY ON GENERATING SUBSCRIPTION REVENUES FROM OUR WEB-BASED PRODUCT LINE, AND WE MAY NOT SUSTAIN OR INCREASE NET INCOME UNLESS DEMAND FOR OUR WEB-BASED PRODUCTS REMAINS THE SAME OR CONTINUES TO GROW. Subscription revenues from our Web-based product line accounted for 97% of total revenues for the six months ended June 30, 2003, 96% of total revenues in 2002, 95% of total revenues in 2001, 91% of total revenues in 2000, 90% of total revenues in 1999, 53% of total revenues in 1998, and 11% of total revenues in 1997. As a result, our future financial condition may depend heavily on the success or failure of our Web-based product line, including the ease of integration of information from these products with customer internal applications. These products were introduced in December 1996, and it is difficult to predict demand and market acceptance in the rapidly evolving Web-based business information products and services market. If the demand for our Web-based products does not remain the same or continue to grow, whether due to, among other factors, increased competition, lack of market acceptance, insufficient enhancements, failure of Internet or Web use to grow in general, or technological change, we may not be able to sustain or increase net income.

     OUR SALES EFFORTS TO OUR TARGET MARKET MAY BE LENGTHY, INVOLVE DELAYS, OR INVOLVE UNCERTAINTY, ALL OF WHICH MAY ADVERSELY IMPACT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. Selling our products and services to Global 5000 companies, our target market, involves sales cycles that we believe are potentially longer and more uncertain than those involving small-size organizations. Our customers generally commit significant time and resources to evaluate our products and services, and they often require us to expend substantial time, effort, and money to educate them about our products and services. In addition, these sales efforts often require final approval from our customers’ senior level management, potentially resulting in delays to the sales cycle. Any of these factors may extend the sales cycle and increase the uncertainty of whether a sale will actually be completed. The timing and uncertainty of sales and the length of the sales cycle may cause our operating results to vary significantly from quarter to quarter and may adversely impact our business, operating results, and financial condition.

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

     COMPETITION IN OUR INDUSTRY IS INTENSE, AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO; THIS COMPETITION MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. The business information products and services industry is intensely competitive. Several of our information providers compete against each other and in some cases with us. We face direct or indirect competition from numerous companies including the following:

•	large, well-established business and financial information providers such as Dow Jones & Co., Pearson PLC, Reuters Group PLC, and McGraw-Hill Companies Inc.;

•	aggregators of business and financial information, such as LexisNexis Group (a Reed Elsevier Plc subsidiary), The Dialog Corporation (a Thomson Corporation subsidiary), Factiva (a Dow Jones & Co. subsidiary), and Bureau Van Dijk Computer Services SA;

•	providers of company information, such as Thomson Financial, Inc. (a Thomson Corporation subsidiary), Hemscott Group Ltd., and Hoovers, Inc. (a subsidiary of The Dun & Bradstreet Corporation);

•	providers of sales, marketing, and credit information such as Dun & Bradstreet, Inc. (a subsidiary of The Dun & Bradstreet Corporation) and InfoUSA Inc.; and

•	Web retrieval, Web “portal” companies, and other free or low-cost mass market on-line services, such as Yahoo! Inc., AOL-Time Warner, Inc., MarketWatch.com, Inc., and TheStreet.com, Inc.

     Based on reported operating results, industry reports and other publicly available information, we believe that many of our existing competitors, as well as a number of prospective competitors, have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical, and marketing resources than we possess. As a result, they may be able to respond more quickly to new or emerging technologies and changes in user requirements, or to devote greater resources to the research, development, promotion, and sale of their products and services than we can. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential employees, customers, and information providers. Our competitors also may develop products and services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. Ultimately, we may lose customers to competitors if we are not able to satisfy increasingly sophisticated customer requirements, enhance existing OneSource products and services, and develop new products and services in a timely, economical fashion. In addition, increased competition may result in price reductions, reduced margins, or loss of market share, any of which may adversely affect our business, operating results, and financial condition.

     OUR FAILURE TO INCREASE THE NUMBER OF OUR SUBSCRIBERS OR RETAIN OUR CURRENT SUBSCRIBER BASE MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. Our future success remains highly dependent on attracting organizations that are financially able to and willing to allocate funds to subscribe to on-line business information products and services. If the market for subscription-based on-line business information products and services develops more slowly than we may anticipate, or if our efforts to retain existing subscribers or attract new subscribers are not successful or cost-effective, our operating results and financial condition may be adversely impacted.

     IF A SIGNIFICANT NUMBER OF OUR CUSTOMERS EXPERIENCE A DECLINE IN THEIR FINANCIAL CONDITION, THE COLLECTABILITY OF OUR ACCOUNTS RECEIVABLE MAY SUFFER, AND MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. If a significant number of our customers experience a decline in their financial condition, it may cause us to write-off the amounts owed by these customers as bad debt, and/or realize a revenue reduction, either of which may adversely affect our operating results and financial condition.

     EXPANDING INTO INTERNATIONAL MARKETS WHERE WE HAVE LIMITED PRIOR EXPERIENCE MAY ADVERSELY AFFECT OUR BUSINESS. Our principal offices are located in the United States and in the United Kingdom, but we look to expand our business opportunities into new markets. Expanding into diverse international markets exposes us to certain risks of conducting business that include, but are not limited to, the following: potential higher costs, unanticipated regulatory changes, political instability, difficulties in staffing and managing operations, adverse tax consequences, currency and exchange rate fluctuations, and seasonal reductions in business activity. In addition, the impact of language and other cultural differences may result in product and service offerings that may not satisfy the needs of our customers and may not be profitable. Further, strategic relationships may be necessary to facilitate expansion into certain markets, and our business may be adversely affected if we misallocate our resources and ultimately fail to gain new or effective alliances in these areas. Moreover, possible nationalization, expropriation, and limits and unique laws pertaining to the collection and provision of certain types of information on individuals (e.g., the Data Protection Act) may hinder operations in international markets, and may adversely affect our business.

     GENERAL ECONOMIC AND GEOPOLITICAL CONDITIONS MAY NEGATIVELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. An ongoing economic downturn and uncertain geopolitical environment may cause organizations to delay or forego entirely investments in value-added business information products and services such as our Web-based products and services. We have experienced these effects in the last quarter as a result of the recent economic slowdown and geopolitical conditions. A prolonged recession and difficult geopolitical situation may cause organizations that comprise our target market to significantly reduce discretionary spending with business information providers and create a greater risk of business failure among existing subscribers. These effects may adversely affect our operating results and financial condition.

     IF OUR INFORMATION PROVIDERS PROVIDE US WITH INACCURATE OR UNRELIABLE DATA, FAIL TO TRANSMIT THEIR DATA FEEDS IN A TIMELY MANNER, CEASE DOING BUSINESS WITH US, OR REQUIRE US TO SIGNIFICANTLY INCREASE OUR ROYALTY OBLIGATIONS, FUTURE SALES OF OUR WEB-BASED PRODUCTS AND SERVICES MAY BE JEOPARDIZED, AND THIS MAY ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. We depend significantly on information providers to supply accurate and reliable information and data feeds to us on a timely basis. Our Web-based products and services may experience interruptions (and potentially may be compromised) due to any failure, delay, or cut-off in the transmission or receipt of this information, or a requirement by our information providers that royalty payments be significantly increased. In addition, our products and services may be negatively affected if our information providers provide us with faulty or erroneous data that becomes integrated with our products and services. We may then have to seek alternatives to the information providers’ information and data feeds, and, in some cases, it is possible that reasonable alternatives may not exist without resorting to multiple sources, or may not be provided in a timely manner. This may result in increased costs or reduced functionality of our products and services and may adversely affect our business, operating results, and financial condition.

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

     IF OUR SOFTWARE OR HARDWARE BECOMES DEFECTIVE, OR IF OUR SOFTWARE, HARDWARE, OR WEB SITE BECOMES THE TARGET OF INTENTIONAL DISRUPTIONS, DIRECTLY OR INDIRECTLY, OUR PRODUCTS AND SERVICES MAY BE NEGATIVELY IMPACTED, AND OUR REPUTATION, FUTURE SALES, OPERATING RESULTS, AND FINANCIAL CONDITION MAY BE HARMED IF THESE EFFORTS ARE SUCCESSFUL. Complex software like the software we develop and use and the hardware we use for our products and services may contain or develop errors or defects, especially when first implemented and as our product and service offerings increase in scope and complexity, that may be difficult and costly to correct. In addition, our software, hardware, or Web site may become the target of intentional disruptions, directly or indirectly, including software viruses and malicious code specifically designed to impede the performance of our products and services; such software viruses and malicious code may avoid detection by our anti-virus software in place. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our Web site and misappropriate proprietary information or cause interruptions to the delivery of our products and services. As a result, our activities may be substantially disrupted; the introduction of new products, services, and enhancements may be delayed; and our reputation, future sales, operating results, and financial condition may be adversely impacted if these efforts are successful.

     POTENTIAL GROWTH IN OUR FUTURE OPERATIONS MAY STRAIN OUR MANAGERIAL AND FINANCIAL RESOURCES AND OPERATING SYSTEMS. FAILURE TO SUCCESSFULLY MANAGE GROWTH, OR UNEXPECTED DIFFICULTIES DURING EXPANSION, MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. We have experienced growth in our operations and plan to pursue growth opportunities as relate to the OneSource product line, related software applications, and fee-based services, particularly in our target market accounts. In order to support such potential growth, we may need to: (i) implement and modify relevant financial, operational, and management controls; reporting systems; and procedures on a timely basis; (ii) expand, train, and manage our employee base; and (iii) alter the coordination among our staff responsible for product and platform development, sales and marketing, and finance and administration. If we are unable to accomplish any of these objectives during a period of growth, our operating results and financial condition may be adversely impacted.

     WE MAY HAVE DIFFICULTY IDENTIFYING AND COMPETING FOR ACQUISITION OPPORTUNITIES, AND THE TIME, ENERGY, AND RESOURCES DEDICATED TO THESE ACQUISITION OPPORTUNITIES MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. Our business strategy includes the pursuit of strategic acquisitions. From time to time we may engage in discussions with third parties concerning potential acquisitions of niche expertise, business, and/or proprietary rights. In executing our acquisition strategy, we may be unable to identify suitable companies as acquisition candidates. In addition, if we pursue an acquisition and are unable to identify a suitable acquisition candidate, management may potentially spend a significant amount of time, energy, and resources that may adversely affect our operating results and financial condition.

     PURSUING AND COMPLETING ANY POTENTIAL ACQUISITION(S) MAY DIVERT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES AND MAY NOT PRODUCE THE DESIRED BUSINESS RESULTS. If we pursue and complete any potential acquisition(s), our management team may spend a significant amount of time and management and financial resources in the acquisition process and to integrate the acquired business with our existing business. To pay for acquisition(s), we may use capital stock, cash, or a combination of both. Alternatively, we may borrow money from a bank or other lender. If we use cash or debt financing, our financial liquidity will be reduced. In addition, from an accounting perspective, the potential acquisition(s) may involve nonrecurring charges or involve amortization of significant amounts of acquired intangible assets, excluding goodwill, that may adversely affect our operating results and financial condition.

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

     Further, a substantial portion of our expenses, including most product and platform development and selling and marketing expenses, must be incurred in advance of revenue generation. If we are unable to expand our sales and marketing efforts and our projected revenues do not meet our expectations, then we are likely to experience a shortfall in our income from operations relative to our expectations. Moreover, although we are not presently a party to a lawsuit, any potential claims, even if not meritorious, against us may result in the expenditure of significant financial and managerial resources on our part, which may contribute to a decrease in investment of our stock and may adversely impact our operating results and financial condition by potentially subjecting us to significant liabilities and negative publicity and by diverting management’s attention and resources.

     WE MAY BE SUBJECT TO POTENTIAL LITIGATION BY ANY THIRD PARTY CONCERNING THE INFRINGEMENT OF ANY PROPRIETARY RIGHT, AND SUCH LITIGATION MAY BE COSTLY AND TIME CONSUMING. IN ADDITION, WE MAY HAVE TO INCUR LEGAL EXPENSES TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. There has been substantial litigation in the information services industry involving intellectual property rights. Although we believe that we have not infringed, and are not infringing, the intellectual property of others through our products and services, if such claims were to be asserted, with or without merit, they may materially and adversely affect our business, operating results, and financial condition. In addition, to the extent that we license from third parties information that is included in our Web-based product line, our potential exposure to copyright infringement actions may increase because we must rely upon warranties and representations by such information providers as to the origin and ownership of content that we are subsequently licensing to users of our Web-based products; such warranties and representations that may be inaccurate or inadequate. In addition, although we generally obtain indemnification provisions in our agreements with information providers, indemnification may not be adequate compensation for breach of such warranties and representations. In the event of a successful claim against us, we may be required to pay significant monetary damages if we are held to have willfully infringed a patent, copyright, trade secret, or other proprietary right; discontinue use or sale of the infringing products or information; expend significant resources to develop non-infringing technology; and/or enter into royalty and licensing agreements that may not be offered on acceptable terms. If a successful claim is filed against us and we fail to commercially develop or license a substitute technology, our business may be adversely harmed.

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

     Any litigation involving intellectual property rights may be costly and time consuming, and divert management’s attention, either of which may adversely affect our business, operating results, and financial condition. Adverse determinations in this litigation may result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from additional third parties, cause our customers to prematurely cancel their subscriptions to our products, and prevent us from selling our products and services; any one of these results may materially and adversely affect our business, operating results, and financial condition. Additionally, our general liability insurance may not cover any of these claims or may not be adequate to protect us against all liability that may be imposed. Further, effective protection of intellectual property rights is limited or unavailable in certain foreign countries, thus making the possibility of misappropriation of our intellectual property more likely. Policing unauthorized use of our products is difficult, expensive, and time consuming, and the unique technology of the Internet may provide new methods for illegal copying and distribution. Accordingly, we cannot be certain that we may be able to protect our intellectual property rights against unauthorized third party copying, distribution, or use. This may subject us to litigation and adversely affect our competitive position.

     IF WE LOSE KEY PERSONNEL AND ARE UNABLE TO ATTRACT ADDITIONAL AND RETAIN EXISTING KEY PERSONNEL, IT MAY CAUSE AN ADVERSE EFFECT ON OUR BUSINESS. We expect that our future success will depend, in substantial part, on the continued services of our senior management. None of our senior management has entered into employment agreements with us, and we do not maintain key-person life insurance on any of our employees. The loss of the services of one or a group of our key personnel may have a material, adverse effect on development of new products and services, our ability to manage the business, and our financial condition. In addition, we expect that our future success will depend on our continuing ability to attract, retain, and motivate highly qualified technical, customer support, sales, financial, accounting, and managerial personnel. Competition for such key personnel is intense, and we cannot assure that we will be able to retain such personnel or that we will be able to attract, assimilate, or retain other highly qualified personnel in the future. Moreover, competition for highly qualified key personnel may lead to increased recruitment and retention costs, thus potentially hindering our financial condition.

     THE FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR COMMON STOCK PRICE, WHICH MAY CAUSE DIFFICULTIES IN THE FUTURE TO SELL EQUITY. If our stockholders decide to sell substantial amounts of our common stock, including shares that may be issued upon the exercise of outstanding options in the public market, the market price of our common stock may decrease. Such potential sales may make it increasingly difficult for us to sell equity securities in the future at a time and price that we deem reasonable and appropriate.

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

     IF WE ARE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO OPERATING EXPENSES DUE TO A REASSESSMENT OF OUR ACQUIRED INTANGIBLE ASSETS, THIS MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. We are required under generally accepted accounting principles to review our acquired intangible assets, which consist of goodwill, trademarks, a subscriber list, and a database, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our acquired intangible assets may not be recoverable include significant underperformance relative to expected historical or projected operating results and significant negative industry or economic trends. If we experience significant underperformance relative to expected historical or projected operating results and significant negative industry or economic trends, we may be required to record a significant charge to operating expenses in our consolidated statements of income during the period in which any impairment of our acquired intangible assets is determined. This may adversely affect our operating results and financial condition.

     LAWS, RULES, AND REGULATIONS WITH RESPECT TO CORPORATE GOVERNANCE, REPORTING, AND DISCLOSURE MAY HINDER OUR ABILITY TO ATTRACT AND/OR RETAIN CAPABLE BOARD MEMBERS, A CHIEF

EXECUTIVE OFFICER, AND A CHIEF FINANCIAL OFFICER, AND MAY RESULT IN A REDUCTION IN THE NUMBER OF BOARD MEMBERS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION AND OUR ABILITY TO MEET LISTING CRITERIA. In July 2002, President George W. Bush signed the Sarbanes-Oxley Act of 2002 into law, and several new rules and regulations were announced thereafter. Among other things, the Sarbanes-Oxley Act of 2002 imposes new corporate governance, reporting, and disclosure requirements; introduces stricter independence and financial expertise standards for audit committees; and imposes stiff penalties for securities fraud. In addition, the United States Securities and Exchange Commission and the Nasdaq National Market are considering proposals on related corporate governance topics. The Sarbanes-Oxley Act of 2002 and the related rules and regulations will likely increase the scope, complexity and costs of our corporate governance, reporting, and disclosure practices, and may increase the risk of personal liability for our board members, chief executive officer, and chief financial officer. Consequently, it may become more difficult to attract and/or retain such individuals, and may result in a decrease in the number of board members, which may adversely affect our business, operating results, and financial condition and our ability to meet listing criteria.

     IF THE INTERNET BECOMES SUBJECT TO INCREASED LEGISLATION AND GOVERNMENT REGULATION, USE OF THE INTERNET AS A MEDIUM TO RECEIVE SUBSCRIPTION-BASED INFORMATION PRODUCTS AND SERVICES MAY DECLINE, AND WE MAY BE SUBJECT TO LITIGATION, EITHER OF WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. The laws governing the Internet continue to be unsettled, even in areas where there has been legislative action. Legislation may dampen the growth in the use of the Internet generally and decrease the acceptance of the Internet as a medium to receive subscription-based information products and services. In addition, due to the global nature of the Internet, it is possible that, although our corporate headquarters are located in the Commonwealth of Massachusetts and pre-production and development relating to our products and services occurs primarily in the Commonwealth of Massachusetts, other states, the United States, or foreign countries may attempt to regulate our products and services or levy sales or other applicable taxes on our Web-based products and services. We cannot guarantee that any violations of federal, state, local, or other laws will not be alleged by governmental entities; that we may not unintentionally violate these laws; or that these laws will not be modified, or new laws enacted, in the future. Any of these developments may have an adverse effect on our business, operating results, and financial condition.

     IF REQUIREMENTS RELATED TO ACCOUNTING TREATMENT FOR EMPLOYEE STOCK OPTIONS ARE MODIFIED, WE MAY BE FORCED TO CHANGE OUR BUSINESS PRACTICES, WHICH MAY HINDER OUR ABILITY TO RETAIN EXISTING EMPLOYEES AND ATTRACT HIGHLY QUALIFIED CANDIDATES, WHICH MAY HAVE A NEGATIVE EFFECT ON OUR NET INCOME. We currently account for the issuance of stock options under Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees.” If proposals currently under consideration by accounting standards organizations and governmental authorities are adopted, we may be required to treat the value of stock options granted to employees as a compensation expense. As a result, we may decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This may affect our ability to retain existing employees and attract highly qualified candidates, and increase the cash compensation we may be required to pay these individuals. Such a change may have a negative effect on our net income.

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

     IF FUTURE OR EXISTING PLATFORMS EMERGE IN THE MARKETPLACE, THEY MAY REQUIRE US TO UNDERGO THE EXPENSE OF DEVELOPING AND MAINTAINING COMPATIBLE PRODUCT LINES, AND SUCH DEVELOPMENT AND MAINTENANCE MAY PLACE A SIGNIFICANT STRAIN ON OUR RESOURCES AND PRODUCT RELEASE SCHEDULES, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. Although our Web-based products can be licensed for use with a variety of customer relationship management platforms, there may be future or existing platforms that emerge in the marketplace that may not be architecturally compatible with our Web-based product design. Moreover, future or existing user interfaces that emerge in the business application marketplace may or may not be architecturally compatible with our Web-based product design. Developing and maintaining consistent performance across all of these combinations may place a significant strain on our resources and product release schedules, which may adversely affect our business, operating results, and financial condition. To maintain performance across accepted platforms and operating environments, or to achieve market acceptance of those that we support, or to adapt to emerging new ones, our expenses may increase, and our sales and revenues may be adversely impacted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency, rather than multiple foreign currencies. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the six months ended June 30, 2003. OneSource does not engage in hedging activities.

     OneSource also owns money market funds that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve OneSource’s capital until it is required to fund operations, including OneSource’s sales and marketing and product development activities. None of these market-risk sensitive instruments are held for trading purposes. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. OneSource does not enter into derivatives or any other financial instruments for trading or speculative purposes. As of June 30, 2003, OneSource had $25.6 million in cash and cash equivalents.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Based on their evaluation of OneSource’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, OneSource’s principal executive officer and principal financial officer have concluded the following: (i) OneSource’s disclosure controls and procedures are effective to ensure that information required to be disclosed by OneSource in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within time periods specified in Securities and Exchange Commission rules and forms; and (ii) OneSource’s disclosure controls and procedures are effective to ensure that information required to be disclosed by OneSource in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to OneSource’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Controls Over Financial Reporting. There were no changes in OneSource’s internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, OneSource’s internal control over financial reporting.

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

     OneSource has not sold any securities during the six months ended June 30, 2003 and for the years ended December 31, 2002, 2001, and 2000 that were not registered under the Securities Act of 1933.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders was held on May 22, 2003.

(b)	The six directors elected at the meeting were Martin Kahn, Daniel J. Schimmel, Carl P. Fisher, Henry Ancona, Robert J. Massie, and Peter H. Kamin.

(c)	A vote was proposed to (1) elect six directors to OneSource’s Board of Directors, each to serve for a term of one year or until his successor is duly elected and qualified; (2) consider and act upon a proposal to approve an amendment to the 1999 Stock Option and Incentive Plan to: (i) increase the maximum number of shares of OneSource common stock that may be issued under the plan by 500,000 shares, (ii) provide that options granted under the plan will expire not later than ten years from the date of grant, (iii) prohibit the repricing of options granted under the plan at a lower purchase price per share than the original grant without the prior approval of the stockholders holding at least a majority of shares of OneSource common stock, and (iv) remove provisions of the plan relating to pooling of interests; (3) approve an amendment to the 1999 Employee Stock Purchase Plan to increase the aggregate number of shares authorized for issuance under the plan by 100,000 shares; and (4) ratify the selection of PricewaterhouseCoopers LLP, independent accountants, as auditors for the fiscal year ending December 31, 2003.

               The voting results were as follows:

		Votes For	Votes Against	Votes Withheld	Abstained	Broker Nonvotes

(1)	Martin Kahn	9,844,729		64,253
	Daniel J. Schimmel	9,843,101		65,881
	Carl P. Fisher	9,844,729		64,253
	Henry Ancona	9,844,729		64,253
	Robert J. Massie	9,844,729		64,253
	Peter H. Kamin	9,844,729		64,253
(2)	Amendment to the 1999 Stock Option and Incentive Plan	5,426,949	2,409,384		4,505	2,068,144
(3)	Amendment to the 1999 Employee Stock Purchase Plan	7,627,615	211,223		2,000	2,068,144
(4)	Ratification of PricewaterhouseCoopers LLP as auditors	9,892,182	15,100		1,700

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

Exhibit
No.	Description

2.01	Agreement and Plan of Merger dated September 8, 1999 by and between the Registrant and Corporate Technology Information Services, Inc. (filed as Exhibit 2.1 to Form 8-K dated September 8, 1999, No. 000-25849 and incorporated herein by reference).

2.02	Escrow Agreement dated September 8, 1999 by and among the Registrant, Corporate Technology Information Services, Inc., Andrew Campbell and Citizens Bank of Massachusetts (filed as Exhibit 2.2 to Form 8-K dated September 8, 1999, No. 000-25849 and incorporated herein by reference).

3.01	Second Amended and Restated Certificate of Incorporation of the Registrant, as amended on May 24, 2001 (filed as Exhibit 3.01 to the Annual Report on Form 10-K on March 27, 2002 and incorporated herein by reference).

3.02	Second Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.04 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.01*	1993 Stock Purchase and Option Plan (filed as Exhibit 10.01 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.02*	1999 Stock Option and Incentive Plan, as amended on May 22, 2003.

10.03*	1999 Employee Stock Purchase Plan, as amended on May 22, 2003.

10.04	Registration Agreement dated September 8, 1993 (filed as Exhibit 10.04 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.05	Lease dated January 20, 1999 by and between the Registrant and 300 Baker Avenue Associates, Limited Partnership (filed

Exhibit
No.	Description

as Exhibit 10.12 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.06	Agreement and Plan of Merger dated February 26, 1999 by and between the Registrant and OneSource Holding Corporation (filed as Exhibit 10.13 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.08	Form of Management Stock Purchase Agreement (filed as Exhibit 10.09 the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.09	Stock Purchase Agreement dated August 3, 1993, by and among Lotus Development Corporation, Datext, Inc. and Datext Holding Corporation (filed as Exhibit 10.10 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.10	Form of Fee Termination Agreement (filed as Exhibit 10.16 to the Registration Statement on Form S-1, No. 333-73263 and incorporate herein by reference).

10.11	Stock Redemption Agreement dated April 21, 1999 (filed as Exhibit 10.17 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.12*	2001 Non-Employee Director Stock Option Plan dated May 24, 2001 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q on August 10, 2001 and incorporated herein by reference).

10.13	Registration Rights Agreement dated November 1, 2002 by and among the Registrant, ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P., and ValueAct International, Ltd. (filed as Exhibit 10.1 to the Form 8-K on November 6, 2002, and incorporated herein by reference).

10.14	Loan and Security Agreement, dated as of December 20, 2002, between Silicon Valley Bank and OneSource Information Services, Inc. (filed as Exhibit 10.14 to the Annual Report on Form 10-K on March 27, 2003, and incorporated herein by reference).

31.01	Certification pursuant to 15 U.S.C. section 7241, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. section 7241, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management contract or compensatory plan, contract, or arrangement required to be filed as an exhibit pursuant to Item 14(c).

     (b)  Reports on Form 8-K

     A current report on Form 8-K dated July 17, 2003 was filed by OneSource on July 17, 2003 with the United States Securities and Exchange Commission that reported that OneSource announced financial results for the second quarter ended June 30, 2003.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OneSource Information Services, Inc.

By: /s/ Roy D. Landon Roy D. Landon Senior Vice President and Chief Financial Officer (Principal Financial Officer) Date: August 13, 2003