Form 10-Q
period 2003-09-30
ONESOURCE INFORMATION SERVICES INC
filed 2003-11-12
CIK 1079880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2003

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

               Yes ☐           No ☒

The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of November 5, 2003 was 11,351,053.

OneSource Information Services, Inc.

Page

Item 6. Exhibits and Reports on Form 8-K	28
Signature	29

PART I   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$22,318	$23,096
Accounts receivable, net of allowance for doubtful accounts of $153 and $299 at September 30, 2003 and December 31, 2002, respectively	6,690	16,499
Deferred royalties	1,596	2,873
Deferred commissions	1,198	1,644
Prepaid expenses and other current assets	1,018	822

Total current assets	32,820	44,934
Property and equipment, net	4,568	3,629
Goodwill	4,445	4,445
Acquired intangible assets, net	972	1,217
Restricted time deposit	—	603
Long-term deferred royalties	1,517	1,540
Capitalized software development costs, net	3,959	2,250
Other assets	102	180

Total assets	$48,383	$58,798

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$948	$—
Accounts payable	1,322	2,222
Accrued compensation and benefits	1,710	2,534
Accrued royalties	2,412	3,419
Accrued expenses	1,954	2,857
Deferred revenues	23,342	30,257

Total current liabilities	31,688	41,289
Long-term debt	1,639	—

Total liabilities	33,327	41,289

Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value:
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value:
35,000,000 shares authorized; 13,287,453 shares issued and 11,190,598 shares outstanding at September 30, 2003; 13,287,453 shares issued and 11,681,741 shares outstanding at December 31, 2002	133	133
Additional paid-in capital	35,791	35,128
Accumulated deficit	(5,922)	(5,856)
Accumulated other comprehensive income	644	437
Treasury stock, at cost	(15,590)	(12,333)

Total stockholders’ equity	15,056	17,509

Total liabilities and stockholders’ equity	$48,383	$58,798

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Web-based product	$13,522	$14,042	$41,456	$41,494
CD Rom product and other	368	515	1,329	1,660

Total revenues	13,890	14,557	42,785	43,154

Cost of revenues:
Web-based product	4,059	4,063	12,566	12,097
CD Rom product and other	383	438	1,225	1,271

Total cost of revenues	4,442	4,501	13,791	13,368

Gross profit	9,448	10,056	28,994	29,786

Operating expenses:
Selling and marketing	4,133	4,385	12,927	12,297
Platform and product development	2,683	2,279	8,004	7,673
General and administrative	1,522	1,677	4,734	4,543
Amortization of acquired intangible assets	82	115	245	345

Total operating expenses	8,420	8,456	25,910	24,858

Income from operations	1,028	1,600	3,084	4,928
Interest income	93	127	343	331
Interest expense	(18)	(32)	(42)	(32)

Income before provision for income taxes	1,103	1,695	3,385	5,227
Provision for income taxes	413	627	1,269	1,934

Net income	$690	$1,068	$2,116	$3,293

Basic net income per share	$0.06	$0.09	$0.18	$0.28
Diluted net income per share	$0.06	$0.09	$0.18	$0.26
Weighted average common shares outstanding:
Basic	11,311	11,797	11,515	11,927
Diluted	11,705	12,368	11,901	12,623

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the nine months ended
	September 30,

	2003	2002

Cash flows relating to operating activities:
Net income	$2,116	$3,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,308	2,383
Amortization of acquired intangible assets	245	345
Amortization of unearned compensation relating to grants of stock options	—	70
Compensation expense relating to employee stock option modification	51	—
Tax benefit of stock options	615	554
(Gain) loss on disposal of fixed assets	(5)	7
Changes in operating assets and liabilities:
Accounts receivable	9,931	9,138
Deferred royalties	1,277	834
Deferred commissions	446	147
Prepaid expenses and other assets	(109)	(723)
Long-term deferred royalties	23	(463)
Accounts payable	(932)	(312)
Accrued compensation and benefits	(707)	(178)
Accrued royalties	(1,006)	(1,010)
Accrued expenses	(1,071)	1,542
Deferred revenues	(7,223)	(3,366)

Net cash provided by operating activities	5,959	12,261

Cash flows relating to investing activities:
Decrease in restricted time deposit	603	—
Purchases of property and equipment	(2,686)	(1,437)
Capitalization of software development costs	(2,255)	(1,047)

Net cash used by investing activities	(4,338)	(2,484)

Cash flows relating to financing activities:
Issuance of stock pursuant to stock options and employee stock purchase plan	1,205	852
Repurchase of common stock for treasury	(6,647)	(4,976)
Proceeds from equipment line of credit	2,843	—
Repayments under equipment line of credit	(256)	—

Net cash used by financing activities	(2,855)	(4,124)

Effect of exchange rate changes on cash and cash equivalents	456	314

Increase (decrease) in cash and cash equivalents	(778)	5,967
Cash and cash equivalents, beginning of period	23,096	18,162

Cash and cash equivalents, end of period	$22,318	$24,129

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying consolidated financial statements of OneSource Information Services, Inc. (“OneSource”) as of September 30, 2003 and for the three- and nine-month periods ended September 30, 2003 and 2002 are unaudited. In the opinion of OneSource’s management, these unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for those periods. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results of operations for the year ending December 31, 2003.

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

2. Net Income Per Share

     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the sum of the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock from the assumed exercise of stock options using the treasury stock method.

     Shares used in calculating basic and diluted net income per share are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted-average shares outstanding used for basic net income per share	11,311	11,797	11,515	11,927
Incremental shares from dilutive stock options	394	571	386	696

Weighted-average shares outstanding used for diluted net income per share	11,705	12,368	11,901	12,623

     Options to purchase 1,555,123 and 2,690,970 shares of common stock for the three months ended September 30, 2003 and 2002, respectively, and 2,014,048 and 2,059,486 shares of common stock for the nine months ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of OneSource’s common stock.

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

     If OneSource had elected to recognize compensation cost based on the fair value of all stock awards at grant date as prescribed by SFAS No. 123, net income and basic and diluted net income per share for three- and nine-month periods ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts shown below:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income :
As reported	$690	$1,068	$2,116	$3,293
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	51	21	51	70
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(565)	(761)	(2,034)	(2,072)

Pro forma net income	$176	$328	$133	$1,291

Basic net income per share:
As reported	$0.06	$0.09	$0.18	$0.28
Pro forma	$0.02	$0.03	$0.01	$0.11
Diluted net income per share:
As reported	$0.06	$0.09	$0.18	$0.26
Pro forma	$0.02	$0.03	$0.01	$0.10

4. Goodwill and Acquired Intangible Assets

     As of January 1, 2002, OneSource adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually, or more frequently if impairment indicators arise. SFAS No. 142 requires that OneSource identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and acquired intangible assets, to those reporting units. OneSource has concluded that it currently has one reporting unit, and has assigned the entire balance of goodwill to this reporting unit for the purpose of performing its annual goodwill impairment test. OneSource performed its annual goodwill impairment test during the third quarter of 2003 and determined that goodwill was not impaired because OneSource’s fair value exceeded the net assets of the reporting unit, including goodwill. The fair value of this reporting unit was determined using OneSource’s market capitalization based on the closing price of its common stock as quoted on the Nasdaq National Market. OneSource will continue to perform its annual goodwill impairment test during the third quarter of each fiscal year, as well as on an event-driven basis, as required under SFAS No. 142.

     There was no change in the carrying value of goodwill during the nine months ended September 30, 2003. During the year ended December 31, 2002, the carrying value of goodwill was reduced by $0.5 million as a result of the utilization of acquired net operating loss carryforward.

     Acquired intangible assets consist of the following:

	September 30, 2003			December 31, 2002

	(In thousands)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Subscriber list	$1,150	$(634)	$516	$1,150	$(516)	$634
Database	986	(564)	422	986	(458)	528
Trademarks	145	(111)	34	145	(90)	55

	$2,281	$(1,309)	$972	$2,281	$(1,064)	$1,217

     Amortization of acquired intangible assets was $0.1 million for each of the three-month periods ended September 30, 2003 and 2002, and was $0.2 million and $0.3 million for the nine-month periods ended September 30, 2003 and 2002, respectively. The following table summarizes estimated future amortization expense related to acquired intangible assets recorded at September 30, 2003 for the periods indicated:

Estimated
Year ending	Amortization
December 31,	Expense

(In thousands)
2003 (Remainder)	$82
2004	327
2005	299
2006	264

$972

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

     Borrowings under the working capital line of credit incur interest at the prime interest rate (4.00% as of September 30, 2003) plus 0.25%, and borrowings under the equipment line of credit incur interest at the prime interest rate plus 0.50%. The equipment line of credit had two draw-down periods, one that expired on March 31, 2003 and a second that expired on September 30, 2003. Repayments under the equipment line of credit consist of 36 equal monthly installments, commencing at the end of each draw-down period. The working capital line of credit expires on December 20, 2003. OneSource is currently in the process of renewing this line of credit. The maximum borrowing capacity for the working capital line of credit is limited to 80% of OneSource’s eligible domestic accounts receivable that are less than 90 days outstanding. The loan and security agreement contains financial covenants that require that once a borrowing takes place, OneSource maintain an adjusted quick ratio of 2.0:1 and to report a net profit of at least $1.00 for each fiscal quarter. The adjusted quick ratio is defined as quick assets to current liabilities, minus deferred revenue. As of September 30, 2003, OneSource was in compliance with these financial covenants.

     In March 2003, OneSource borrowed $1.5 million under the equipment line of credit. Monthly repayments of 36 equal installments began on April 1, 2003.

     In June 2003, OneSource reserved $0.6 million from the working capital line of credit to secure two letters of credit related to leased office space.

     In September 2003, OneSource borrowed $1.3 million under the equipment line of credit. Monthly repayments of 36 equal installments began on October 1, 2003.

     The following table summarizes future principal repayments for the periods indicated:

Year ending	Equipment
December 31,	Line

(In thousands)
2003 (Remainder)	$237
2004	948
2005	948
2006	454

$2,587

6.     Comprehensive Income

     Total comprehensive income, which includes net income and the foreign currency translation adjustment, was $0.8 million and $2.3 million for the three- and nine-month periods ended September 30, 2003, respectively, and $1.1 million and $3.4 million for the three- and nine-month periods ended September 30, 2002, respectively.

7. Geographic Information

     Revenue was distributed geographically as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

United States	$9,971	$10,467	$30,669	$31,488
United Kingdom	3,919	4,090	12,116	11,666

	$13,890	$14,557	$42,785	$43,154

8. Stockholders’ Equity

     a.     Treasury Stock

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

     In October 2002, OneSource announced a third stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. In August 2003, OneSource completed its third stock buyback program, having repurchased 736,837 shares of its common stock at an average price of $6.79 per share.

     In July 2003, OneSource announced a fourth stock buyback program to repurchase up to an additional $7.0 million of its common stock over the following twelve months. As of September 30, 2003, OneSource had repurchased 234,882 shares of its common stock under this fourth stock buyback program at an average price of $7.83 per share for a total cost of $1.8 million.

     In August 2002, OneSource began to re-issue its treasury stock, using the average cost method, for stock option exercises associated with OneSource’s various stock option plans and the 1999 Employee Stock Purchase Plan. As of September 30, 2003, OneSource had re-issued 624,795 shares of its treasury stock having an average cost of $7.57 per share.

     Gains resulting from the re-issuance of treasury stock at per share prices that are above the average cost are recorded as an increase to additional paid-in capital. Losses resulting from the re-issuance of treasury stock at per share prices that are below the average cost are first recorded as a reduction of additional paid-in capital for previously recorded gains, then as a reduction of retained earnings. During the three- and nine-month periods ended September 30, 2003, OneSource recorded losses of $0.7 million and $2.2 million, respectively, resulting from the re-issuance of treasury stock, which were recorded as increases to the accumulated deficit. During the year ended December 31, 2002, OneSource recorded losses of $0.9 million resulting from the re-issuance of treasury stock, which were recorded as increases to the accumulated deficit.

     b.     Shareholder Rights Plan

     In October 2003, the board of directors of OneSource adopted a shareholder rights plan (the “Rights Plan”) under which all holders of record of OneSource common stock as of October 6, 2003 were issued a right to purchase a fraction of a share of a new series of preferred stock. The Rights Plan is designed to enhance the ability of OneSource’s board of directors to provide for fair and equal treatment for all shareholders.

     Each right entitles the holder to purchase from OneSource one-thousandth of a share of a new series of participating preferred stock at an initial purchase price of $32.50. The rights will become exercisable and will detach from the common stock a specified period of time after any person has become the beneficial owner of 15% or more of OneSource common stock or commenced a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 15% or more of the common stock.

     If any person becomes the beneficial owner of 15% or more of OneSource common stock, each right will entitle the holder, other than the acquiring person, to purchase for a number of shares of capital stock of OneSource having a value of twice the purchase price.

     If, following an acquisition of 15% or more of OneSource common stock, OneSource is involved in certain mergers or other business combinations or sells or transfers more than 50% of its assets or earning power, each right will entitle the holder to purchase for the purchase price common stock of the other party to such transaction having a value of twice the purchase price.

     At any time after a person has acquired 15% or more (but before any person has acquired more than 50%) of OneSource common stock, OneSource may exchange all or part of the rights for shares of common stock at an exchange ratio of one share of common stock per right.

     The Rights Plan “grandfathers” ValueAct Capital, L.P. and its affiliates as long as they do not acquire beneficial ownership of more than 35% of OneSource common stock.

     OneSource may redeem the rights at a price of $0.001 per right at any time prior to the time that any person becomes the beneficial owner of 15% or more of its common stock. The rights will expire on October 6, 2013, unless earlier exchanged.

9. Guarantor Agreements and Provisions

     The following is a summary of agreements and provisions that OneSource has determined are within the scope of Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others:”

OneSource’s agreements with OneSource product customers, third party information and technology providers, and vendors include standard indemnification provisions. Under these agreements, OneSource generally agrees to defend, indemnify, and hold harmless the indemnified party with respect to any third party claim that the OneSource product, excluding any data or technology provided by the indemnified party, infringes a United States or United Kingdom patent, copyright, trade secret, or other proprietary right. The terms of these indemnification provisions are generally perpetual after execution of the agreement. The maximum potential amount of future payments OneSource may be required to make under these indemnification provisions is unlimited. OneSource has never incurred costs to defend lawsuits or settle actions related to these indemnification provisions. As a result, OneSource believes that the estimated fair market value of these indemnification provisions is minimal. Accordingly, OneSource does not have any liabilities recorded in its financial statements related to these provisions as of September 30, 2003.

OneSource’s agreements with OneSource product customers also include standard warranty provisions. OneSource warrants that it has the right to license the OneSource product line to customers, but does not warrant the accuracy, adequacy, completeness, or timeliness of the OneSource products or content from the OneSource products. If required, OneSource would disclose the estimated cost of product warranties based on specific warranty claims received. However, OneSource has never incurred expense under its product warranties. As a result, OneSource believes that the estimated fair market value of this warranty provision is minimal. Accordingly, OneSource does not have any liabilities recorded in its financial statements related to this provision as of September 30, 2003.

OneSource has provisions in its articles of incorporation whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at OneSource’s request in such capacity. The maximum potential amount of future payments OneSource could be required to make under these indemnification provisions is unlimited; however, OneSource has a Directors and Officers insurance policy that limits its exposure and should enable it to recover a portion of any future amounts paid. As a result of OneSource’s insurance policy coverage, OneSource estimates that the exposure resulting from these indemnification provisions is minimal. Accordingly, OneSource does not have any liabilities recorded for these provisions as of September 30, 2003.

10. Subsequent Event

     On October 3, 2003, OneSource announced that it had received an unsolicited letter from ValueAct Capital Partners, L.P., expressing its interest in acquiring OneSource’s business. As of October 3, 2003, ValueAct Capital held an approximate 32% ownership interest in OneSource. OneSource’s board of directors subsequently formed a special committee of outside independent directors to evaluate OneSource’s strategic options to maximize shareholder value. The special committee has engaged Morgan Stanley & Co. and Portico Capital Securities LLC to assist it in this review. During the fourth quarter of 2003, OneSource expects to incur between $0.6 million to $0.8 million in expenses related to the unsolicited letter from ValueAct Capital.

11. Recently Issued Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force reached a consensus on Emerging Issues Task Force Issue 00-21 (“EITF Issue 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized when the earning process is complete. EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. OneSource has determined that the adoption of EITF Issue 00-21 did not have an impact on its results of operations or financial position.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting and reporting for derivatives, amending the previously issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. OneSource has determined that the adoption of SFAS No. 149 did not have an impact on its financial position and results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements, either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. OneSource has determined that the adoption of SFAS No. 150 did not have an impact on its financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements that involve risks and uncertainties. OneSource makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in this Item 2 under “Certain Factors that May Affect Future Results.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

Recent Significant Development

     On October 3, 2003, OneSource announced that it had received an unsolicited letter from ValueAct Capital Partners, L.P., expressing its interest in acquiring OneSource’s business. As of October 3, 2003, ValueAct Capital held an approximate 32% ownership interest in OneSource. OneSource’s board of directors subsequently formed a special committee of outside independent directors to evaluate OneSource’s strategic options to maximize shareholder value. The special committee has engaged Morgan Stanley & Co. and Portico Capital Securities LLC to assist it in this review. During the fourth quarter of 2003, OneSource expects to incur between $0.6 million to $0.8 million in expenses related to the unsolicited letter from ValueAct Capital.

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

     Revenues from both Web-based and CD Rom products generally consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues attributable to Web-based products decreased 24% to $22.5 million as of September 30, 2003 from $29.7 million as of December 31, 2002, and decreased 5% from $23.8 million as of September 30, 2002.

     Cost of revenues consists primarily of royalties to information providers and, to a lesser extent, employee salaries and benefits, facilities allocation and related expenses, depreciation associated with computers for data processing and on-line requirements, amortization of capitalized software development costs, and Web hosting expenses. OneSource enters into contracts with information providers, which are generally for a term of at least one year and automatically renewable if not canceled effective at the end of any term with advance notice. These contracts may be terminated by either party during the term under certain breach(es) and other circumstances. Under these agreements, royalties are generally paid on a quarterly basis to information providers. Royalties are generally calculated as a flat percentage of the amount that OneSource invoices its customers, as a per-user fee that declines as the number of authorized users of the product increases, as a fixed fee per period, or in some cases, as a calculated fee based upon product revenue growth compared to like periods from the prior year. Royalties are recorded as deferred royalties and are expensed as revenues are earned over the term of the contract period.

     Selling and marketing expense consists primarily of employee salaries and benefits paid to OneSource’s sales force, customer support organization, and marketing personnel; sales commissions paid to OneSource’s sales force; facilities allocation and related expenses; direct marketing promotional materials; trade show exhibitions; and advertising. Sales commissions are paid when customers are invoiced, recorded as deferred commissions, and expensed as revenues are earned over the subscription term. All other selling and marketing costs are expensed as incurred.

     Platform and product development expense consists primarily of employee salaries and benefits, facilities allocation and related expenses, as well as outside contractor expenses, relating to the development of the “platform” of core software supporting OneSource products and the development of new products based upon that platform. Platform and product development expense includes expenses relating to the editorial staff that implements the Global Business TaxonomyTM system to integrate disparate information sources into the OneSource Web-based products.

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

     Deferred Royalties and Commissions. Deferred royalties and commissions include royalty costs and sales commissions that are associated with procuring information and securing a subscription to be delivered over the subscription period, respectively. These costs are deferred and amortized ratably over the associated subscription period as a component of cost of revenues and selling and marketing expense, respectively. Long-term deferred royalties are attributable to a limited number of contracts with information providers that allow for the use of their information generally for a predetermined period of time at no additional cost to OneSource after termination of the contract (“Wind-down Period”). OneSource currently intends to renew all existing contracts which include a Wind-down Period, and accordingly, royalty payments associated with a Wind-down Period have been classified as long-term deferred royalties. If a contract relating to the procurement of information used in the OneSource products is terminated prematurely and/or OneSource elects to no longer use such information, for any reason, royalty expense recognition may be accelerated and incurred sooner than originally anticipated.

     Allowance For Doubtful Accounts. OneSource assesses collectibility of accounts receivable based on a number of factors including, but not limited to, past transactional history with the customer and the credit worthiness of the customer. OneSource does not request collateral from its customers. OneSource maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of OneSource’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

     Acquired Intangible Assets. Acquired intangible assets consist of goodwill, trademarks, a subscriber list, and a database. Acquired intangible assets, excluding goodwill, are amortized using the straight-line method over periods of 5.25 years to 7 years, based on the estimated useful life. The carrying value of acquired intangible assets is reviewed on a quarterly basis for the existence of facts or circumstances both internally and externally that may suggest impairment. For acquired intangible assets, OneSource determines whether an impairment has occurred based on gross expected future cash flows, and measures the amount of the impairment based on the related future estimated discounted cash flows. To date, no such impairment has occurred. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” OneSource ceased amortizing goodwill as of January 1, 2002 and will annually review the goodwill for potential impairment in the third quarter, as well as on event-driven basis, using a fair value approach. Since OneSource constitutes one reporting unit under SFAS No. 142, its fair value, which equals its market capitalization based on the closing price of its common stock as quoted on the Nasdaq National Market, is compared to its net assets, which includes the carrying value of goodwill. If market capitalization exceeds net assets, it is determined that no impairment has occurred and no adjustment is required.

     Income Tax. OneSource records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. At September 30, 2003, OneSource has provided a valuation allowance for the full amount of its net deferred tax assets. While OneSource has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event OneSource were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

Comparison of Results for the Quarters Ended September 30, 2003 and September 30, 2002

     Revenues. Revenues decreased 5% to $13.9 million for the quarter ended September 30, 2003 from $14.6 million for the quarter ended September 30, 2002.

     Web-based product revenues decreased 4% to $13.5 million for the quarter ended September 30, 2003 from $14.0 million for the quarter ended September 30, 2002. At the same time, CD Rom product and other revenues, which consist of licensing royalties and mailing lists, decreased 29% to $0.4 million for the quarter ended September 30, 2003 from $0.5 million for the quarter ended September 30, 2002. The decrease in Web-based product revenues was primarily the result of lengthier sales cycles and the effects of the economic slowdown and resulting impact on OneSource’s customer base. The decrease in CD Rom product and other revenues was primarily the result of OneSource’s emphasis on development, sales, and marketing of the Business Browser product line.

     Cost of Revenues. Cost of revenues decreased 1% to $4.4 million for the quarter ended September 30, 2003 from $4.5 million for the quarter ended September 30, 2002. This decrease was principally due to decreased depreciation expense associated with computer equipment used for data processing and on-line requirements by $0.1 million, lower compensation-related expense in product production by $0.1 million as a result of decreased headcount in product production, and decreased Web hosting expense by $0.1 million as a result of equipment consolidation. Partially offsetting these decreases were increased royalty expense by $0.1 million associated with the addition of Global Business Browser Asia Pacific and content on small and mid-market United States and Canadian companies, and increased amortization expense of capitalized software development costs by $0.1 million due to the amortization of recently released projects.

     Cost of Web-based product revenues were $4.1 million for each of the quarters ended September 30, 2003 and 2002. As a percentage of Web-based product revenues, cost of Web-based product revenues increased to 30% for the quarter ended September 30, 2003 from 29% for the quarter ended September 30, 2002, primarily due to the decrease in Web-based product revenues.

     Cost of CD Rom product and other revenues was $0.4 million for each of the quarters ended September 30, 2003 and 2002. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues increased to 104% for the quarter ended September 30, 2003 from 85% for the quarter ended September 30, 2002, primarily due to the decrease in CD Rom product and other revenues.

     Selling and Marketing Expense. Selling and marketing expense decreased 6% to $4.1 million for the quarter ended September 30, 2003 from $4.4 million for the quarter ended September 30, 2002. This decrease was principally due to decreased fees paid to external consultants by $0.3 million and decreased direct marketing expenses by $0.1 million, partially offset by increased recruiting and employee development costs by $0.1 million. As a percentage of revenues, selling and marketing expense was 30% for each of the quarters ended September 30, 2003 and 2002. During the fourth quarter of 2003, OneSource expects selling and marketing expense to remain at the third quarter of 2003 level.

     Platform and Product Development Expense. Platform and product development expense increased 18% to $2.7 million for the quarter ended September 30, 2003 from $2.3 million for the quarter ended September 30, 2002. As a percentage of revenues, platform and product development expense increased to 19% for the quarter ended September 30, 2003 from 16% for the quarter ended September 30, 2002. This increase was primarily due to higher compensation-related expenses by $0.6 million, higher expense with respect to the use of outside contractors for platform and product development by $0.1 million, and increased facility-related expense by $0.1 million. These increases were partially offset by the capitalization of software development costs associated with the expanded development of new platforms and products that increased to $1.0 million for the quarter ended September 30, 2003 from $0.6 million for the quarter ended September 30, 2002. These costs were capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” During the fourth quarter of 2003, OneSource expects platform and product development expense, net of capitalized software development costs, to remain at the third quarter of 2003 level. OneSource anticipates capitalized software development costs to be approximately $1.0 million in the fourth quarter of 2003.

     General and Administrative Expense. General and administrative expense decreased 9% to $1.5 million for the quarter ended September 30, 2003 from $1.7 million for the quarter ended September 30, 2002. As a percentage of revenues, general and administrative expense decreased to 11% for the quarter ended September 30, 2003 from 12% for the quarter ended September 30, 2002. This decrease was primarily due to decreased fees paid to external management consultants by $0.2 million, and a decrease in general supplies by $0.1 million. These decreases were partially offset by an increase in compensation expense by $0.1 million related to increased headcount in OneSource’s general and administrative groups. During the fourth quarter of 2003, OneSource expects general and administrative expense to increase modestly from the third quarter of 2003 level.

     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $0.1 million for each of the quarters ended September 30, 2003 and 2002. This expense is the result of the acquisition of Corporate Technology Information Services, Inc. in October 1999 and the associated amortization of the acquired intangible assets.

     Interest Income, Net. Interest income, net of interest expense, was $0.1 million for each of the quarters ended September 30, 2003 and 2002. Interest expense associated with OneSource’s line of credit was approximately $19,000 for the quarter ended September 30, 2003.

     Provision for Income Taxes. Provision for income taxes decreased 34% to $0.4 million for the quarter ended September 30, 2003 from $0.6 million for the quarter ended September 30, 2002. This decrease was due to pre-tax income of $1.1 million at an effective tax rate of 37.4% for the quarter ended September 30, 2003 as compared to pre-tax income of $1.7 million at an effective tax rate of 37% for the quarter ended September 30, 2002. For both quarters ended September 30, 2003 and 2002, OneSource calculated its provision for income taxes for its domestic income using the federal statutory tax rate of 34%, plus an estimated effective state tax rate of 5%. For both quarters ended September 30, 2003 and 2002, OneSource calculated its provision for income taxes for its foreign income using a 30% effective tax rate. Due to differentials in domestic and foreign income for the quarters ended September 30, 2003 and 2002, these calculations yielded annualized worldwide effective tax rates of 37.5% for the full year 2003 and 37% for the full year 2002.

Comparison of Results for the Nine Months Ended September 30, 2003 and September 30, 2002

     Revenues. Revenues decreased 1% to $42.8 million for the nine months ended September 30, 2003 from $43.2 million for the nine months ended September 30, 2002.

     Web-based product revenues were $41.5 million for each of the nine months ended September 30, 2003 and 2002. Web-based product revenues increased by $0.9 million as a result of a higher average currency conversion rate relating to the conversion of British pounds to United States dollars. This increase was offset by a decrease of Web-based product revenues of $0.9 million resulting from a decrease in the number of customers and related licenses. At the same time, CD Rom product and other revenues decreased 20% to $1.3 million for the nine months ended September 30, 2003 from $1.7 million for the nine months ended September 30, 2002, primarily as a result of OneSource’s emphasis on development, sales, and marketing of the Business Browser product line.

     Cost of Revenues. Total cost of revenues increased 3% to $13.8 million for the nine months ended September 30, 2003 from $13.4 million for the nine months ended September 30, 2002. This increase was principally due to increased royalty expense by $1.1 million associated with the addition of Global Business Browser Asia Pacific and content on small and mid-market United States and Canadian companies, and increased amortization expense of capitalized software development costs by $0.2 million due to the amortization of recently released OneSource products. Partially offsetting these increases for the nine months ended September 30, 2003 were lower compensation-related expense in product production by $0.4 million as a result of decreased headcount, decreased depreciation expense associated with computer equipment used for data processing and on-line requirements by $0.3 million, decreased Web hosting expense by $0.1 million as a result of equipment consolidation, and decreased use of external contractors by $0.1 million.

     Cost of Web-based product revenues increased 4% to $12.6 million for the nine months ended September 30, 2003 from $12.1 million for the nine months ended September 30, 2002. As a percentage of Web-based product revenues, cost of Web-based product revenues increased to 30% for the nine months ended September 30, 2003 from 29% for the nine months ended September 30, 2002. This increase was primarily due to increased royalty expense by $1.1 million associated with the addition of Global Business Browser Asia Pacific and content on small and mid-market United States and Canadian companies, and increased amortization expense of capitalized software development costs by $0.2 million due to the amortization of recently released OneSource products. Partially offsetting these increases for the nine months ended September 30, 2003 were lower compensation-related expense in product production by $0.4 million as a result of decreased headcount, decreased depreciation expense associated with computer equipment used for data processing and on-line requirements by $0.3 million, and decreased Web hosting expense by $0.1 million as a result of equipment consolidation.

     Cost of CD Rom product and other revenues decreased 4% to $1.2 million for the nine months ended September 30, 2003 from $1.3 million for the nine months ended September 30, 2002. As a percentage of CD Rom product and other revenues, cost of CD Rom product and other revenues increased to 92% for the nine months ended September 30, 2003 from 77% for the nine months ended September 30, 2002, primarily due to the decrease in CD Rom product and other revenues.

     Selling and Marketing Expense. Selling and marketing expense increased 5% to $12.9 million for the nine months ended September 30, 2003 from $12.3 million for the nine months ended September 30, 2002. As a percentage of revenues, selling and marketing expense increased to 30% for the nine months ended September 30, 2003 from 28% for the nine months ended September 30, 2002. This increase was principally due to increased recruiting and employee development costs by $0.4 million, increased travel and entertainment expense by $0.1 million, and increased depreciation expense associated with computer equipment by $0.1 million.

     Platform and Product Development Expense. Platform and product development expense increased 4% to $8.0 million for the nine months ended September 30, 2003 from $7.7 million for the nine months ended September 30, 2002. As a percentage of revenues, platform and product development expense increased to 19% for the nine months ended September 30, 2003 from 18% for the nine months ended September 30, 2002. This increase was principally due to higher compensation-related expense by $1.6 million as a result of increased headcount, higher expense with respect to the use of external contractors for platform and product development by $0.5 million, and increased facility-related expenses by $0.2 million. Partially offsetting these increases was the capitalization of software development costs associated with the expanded development of new platforms and products that increased to $2.9 million for the nine months ended September 30, 2003 from $1.0 million for the nine months ended September 30, 2002. These costs were capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, recruiting and employee development costs decreased by $0.1 million.

     General and Administrative Expense. General and administrative expense increased 4% to $4.7 million for the nine months ended September 30, 2003 from $4.5 million for the nine months ended September 30, 2002. As a percentage of revenues, general and administrative expense was 11% for each of the nine months ended September 30, 2003 and 2002. This increase was primarily due to increased compensation expense by $0.4 million related to increased headcount. This increase was partially offset by a reduction in recruiting and employee development costs by $0.2 million.

     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $0.2 million for the nine months ended September 30, 2003 and $0.3 million for the nine months ended September 30, 2002. This decrease was principally the result of the cost of a non-compete agreement becoming fully amortized as of September 30, 2002. This expense is the result of the acquisition of Corporate Technology Information Services, Inc. in October 1999 and the associated amortization of acquired intangible assets.

     Interest Income, Net. Interest income, net of interest expense, was $0.3 million for each of the nine months ended September 30, 2003 and 2002. Interest expense associated with OneSource’s line of credit was approximately $42,000 for the nine months ended September 30, 2003.

     Provision for Income Taxes. Provision for income taxes decreased 34% to $1.3 million for the nine months ended September 30, 2003 from $1.9 million for the nine months ended September 30, 2002. This decrease was due to pre-tax income of $3.4 million at an effective tax rate of 37.5% for the nine months ended September 30, 2003 as compared to pre-tax income of $5.2 million at an effective tax rate of 37% for the nine months ended September 30, 2002. For both nine months ended September 30, 2003 and 2002, OneSource calculated its provision for income taxes for its domestic income using the federal statutory tax rate of 34%, plus an estimated effective state tax rate of 5%. For both nine months ended September 30, 2003 and 2002, OneSource calculated its provision for income taxes for its foreign income using a 30% effective tax rate. Due to differentials in domestic and foreign income for the nine months ended September 30, 2003 and 2002, these calculations yielded annualized worldwide effective tax rates of 37.5% for the full year 2003 and 37% for the full year 2002.

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

     The calculation of annualized contract value for OneSource’s Web-based products is illustrated below:

		One Month of
	Web-Based	Invoiced Fees
	Deferred	in Deferred	Annualized
Measurement Date	Revenues	Revenues	Contract Value

		(In thousands)
September 30, 2002	$23,761	$4,598.3	$55,180
September 30, 2003	$22,481	$4,414.1	$52,969

     The aggregate annualized contract value for Web-based products was $53.0 million as of September 30, 2003, compared to $55.2 million as of September 30, 2002. Of this $53.0 million, $46.7 million was attributable to those customers that were under contract as of both September 30, 2003 and 2002. The renewal rate for subscribers of the Business Browser product line as of September 30, 2003 was 75%, calculated on a dollar basis, whereas the renewal rate for those subscribers that also used the AppLink software development kit as of September 30, 2003 was 75%, calculated on a dollar basis.

     The number of Web-based customers decreased to 752 at September 30, 2003 from 762 at June 30, 2003 and 814 at September 30, 2002. On average, OneSource’s customers for Web-based products as of September 30, 2003 had an annualized contract value of $70,400 per customer, compared to an average annualized contract value of $67,800 per customer as of September 30, 2002. This growth in average annualized contract value was primarily attributable to an increase in the number of user licenses purchased by individual customers, the addition of new Web-based products subscribed to by individual customers, and a higher average currency conversion rate relating to the conversion of British pounds to United States’ dollars.

     As of September 30, 2003, 44 organizations subscribed to the AppLink software development kit. Such customers as of September 30, 2003 generated, on average, approximately $391,000 each in annualized contract value.

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

     Cash and cash equivalents totaled $22.3 million at September 30, 2003, compared to $23.1 million at December 31, 2002. The decrease was primarily due to net cash used by investing activities of $4.3 million and net cash used by financing activities of $2.9 million, partially offset by funds provided by operating activities of $6.0 million.

     Net cash provided by operating activities was $6.0 million for the nine months ended September 30, 2003, compared to $12.3 million for the nine months ended September 30, 2002. The net decrease of $6.3 million was the result of net income of $2.1 million for the nine months ended September 30, 2003, compared to net income of $3.3 million for the nine months ended September 30, 2002, a net decrease based on changes in operating assets and liabilities of $5.0 million, and a decrease in depreciation and amortization by $0.2 million.

     Net cash used by investing activities was $4.3 million for the nine months ended September 30, 2003, compared to $2.5 million for the nine months ended September 30, 2002. Net cash used by investing activities was primarily for purchases of property and equipment of $2.7 million during the nine months ended September 30, 2003 and $1.4 million during the nine months ended September 30, 2002, as well as $2.3 million for capitalized software development costs for the nine months ended September 30, 2003 and $1.0 million for the nine months ended September 30, 2002, offset in part by proceeds from the release of restricted time deposits of $0.6 million during the nine months ended September 30, 2003.

     Net cash used by financing activities was $2.9 million for the nine months ended September 30, 2003, compared to $4.1 million for the nine months ended September 30, 2002. Net cash used by financing activities primarily consisted of the repurchase of common stock of $6.6 million during the nine months ended September 30, 2003 and $5.0 million during the nine months ended September 30, 2002 and repayments under the equipment line of credit of $0.3 million during the nine months ended September 30, 2003. Partially offsetting these uses were proceeds from the equipment line of credit of $2.8 million during the nine months ended September 30, 2003 and proceeds from the issuance of stock pursuant to stock options and the 1999 Employee Stock Purchase Plan of $1.2 million during the nine months ended September 30, 2003 and $0.9 million during the nine months ended September 30, 2002.

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

     In October 2002, OneSource announced a third stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. In August 2003, OneSource completed its third stock buyback program, having repurchased 736,837 shares of its common stock at an average price of $6.79 per share.

     In July 2003, OneSource announced a fourth stock buyback program to repurchase up to an additional $7.0 million of its common stock over the following twelve months. As of September 30, 2003, OneSource had repurchased 234,882 shares of its common stock under this fourth stock buyback program at an average price of $7.83 per share, for a total cost of $1.8 million.

     OneSource believes that its current cash and cash equivalents and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the next twelve months. However, to enable OneSource to address potential strategic cash requirements, OneSource entered into a loan agreement in December 2002 with Silicon Valley Bank for borrowings of up to $10.0 million, which is comprised of a $5.0 million working capital line of credit and a $5.0 million equipment line of credit. As of September 30, 2003, $2.8 million, of which $2.2 million remained outstanding, had been drawn from the equipment line of credit in order to finance the purchase of equipment. As of September 30, 2003, $0.6 million had been reserved from the working capital line of credit to secure two letters of credit related to leases of office space. Under the terms of the loan agreement, as of September 30, 2003, $4.4 million of the $5.0 million was available under the working capital line of credit through December 20, 2003. The working capital line of credit expires on December 20, 2003. OneSource is currently in the process of renewing this line of credit.

Contractual Obligations and Commitments

     The following table presents OneSource’s contractual obligations and commercial commitments as of September 30, 2003 over the next five calendar years.

	Payments due by period

	(remainder)
	2003	2004	2005	2006	2007	Total

	(In thousands)
Operating leases	$286	$651	$239	$156	$116	$1,448
Royalty contracts	1,826	6,172	177	—	—	8,175
Equipment line of credit	237	947	947	456	—	2,587

	$2,349	$7,770	$1,363	$612	$116	$12,210

Recently Issued Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force reached a consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. OneSource has determined that the adoption of EITF Issue 00-21 did not have an impact on its results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting and reporting for derivatives, amending the previously issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. OneSource has determined that the adoption of SFAS No. 149 did not have an impact on its financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements, either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. OneSource has determined that the adoption of SFAS No. 150 did not have an impact on its financial position and results of operations.

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

     WE HAVE A CUMULATIVE DEFICIT AND EXPECT TO CONTINUE TO HAVE A CUMULATIVE DEFICIT FOR THE FORESEEABLE FUTURE, AND WE MAY NOT SUSTAIN OR INCREASE NET INCOME UNLESS WE CONTINUE TO OFFSET OUR ROYALTY PAYMENTS AND OPERATING EXPENSES WITH REVENUES FROM OUR WEB-BASED PRODUCTS AND SERVICES. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998, $6.4 million in 1999, and $2.0 million in 2000, and had income from operations of $5.7 million in 2001, $6.6 million in 2002, and $3.1 million for the nine months ended September 30, 2003. As of September 30, 2003, we had an accumulated deficit of $5.9 million. If we are unable to offset our royalty payments and operating expenses with revenues from our Web-based products and services, we may not be able to sustain or increase net income.

     WE RELY ON GENERATING SUBSCRIPTION REVENUES FROM OUR WEB-BASED PRODUCT LINE, AND WE MAY NOT SUSTAIN OR INCREASE NET INCOME UNLESS DEMAND FOR OUR WEB-BASED PRODUCTS REMAINS THE SAME OR CONTINUES TO GROW. Subscription revenues from our Web-based product line accounted for 97% of total revenues for the nine months ended September 30, 2003, 96% of total revenues in 2002, 95% of total revenues in 2001, 91% of total revenues in 2000, 90% of total revenues in 1999, 53% of total revenues in 1998, and 11% of total revenues in 1997. As a result, our future financial condition may depend heavily on the success or failure of our Web-based product line, including the ease of integration of information from these products with customer internal applications. These products were introduced in December 1996, and it is difficult to predict demand and market acceptance in the rapidly evolving Web-based business information products and services market. If the demand for our Web-based products does not remain the same or continue to grow, whether due to, among other factors, increased competition, lack of market acceptance, insufficient enhancements, failure of Internet or Web use to grow in general, or technological change, we may not be able to sustain or increase net income.

     MANAGEMENT MAY SPEND A SIGNIFICANT AMOUNT OF TIME, ENERGY, AND RESOURCES EVALUATING AND PURSUING STRATEGIC OPTIONS. A STRATEGIC TRANSACTION MAY NOT PRODUCE ANTICIPATED RESULTS. As previously announced, our board of directors has formed a special committee of outside independent directors to evaluate our strategic options, including potential acquisitions, mergers, and financing transactions. As a result, management may spend a significant amount of time, energy and resources evaluating and pursuing strategic options, which may adversely affect our operating results and financial condition. A strategic transaction may not produce the anticipated valuations, revenues, earnings, or synergies for a variety of reasons, including the following:

•	potential disruption of our business and distraction of our management;

•	deferral or loss of key business and customer relationships;

•	loss of key employees; and

•	failure to achieve expected synergies or costs savings.

     On October 3, 2003, we announced that we had received an unsolicited letter from ValueAct Capital L.P., expressing an interest in acquiring our business. A strategic transaction with ValueAct Capital or any other third party may involve either cash or stock as consideration and may be done at a price or valuation lower than the current market price. Alternatively, failure to complete a strategic transaction after receipt of the unsolicited letter may have a negative impact on our stock price to the extent the current market price reflects a market assumption that a transaction will be completed.

     SOME OF OUR STOCKHOLDERS MAY BE ABLE TO SIGNIFICANTLY INFLUENCE THE OUTCOME OF MATTERS REQUIRING STOCKHOLDER APPROVAL, WHICH MAY ACCELERATE, DELAY, FACILITATE, OR MAKE MORE DIFFICULT A MERGER, TENDER OFFER, OR PROXY CONTEST, AND MAY ADVERSELY AFFECT THE RIGHTS OF OUR STOCKHOLDERS. Our current directors, officers, and greater than 10% stockholders together beneficially own a significant portion of our outstanding shares of common stock. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring shareholder approval, which may accelerate, delay, facilitate, or make more difficult a merger, tender offer, or proxy contest, and may adversely affect the rights of our stockholders.

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

     In October 2003, our board of directors adopted the Rights Plan under which all holders of record of our common stock as of October 6, 2003 were issued a right to purchase a fraction of a share of a new series of preferred stock. The Rights Plan is designed to enhance the ability of our board of directors to provide for fair and equal treatment for all shareholders and may deter some potential acquirers.

     In addition, certain provisions of the Delaware General Corporation Law may have the effect of delaying or preventing a change in control or management of OneSource. The issuance of preferred stock, implementation of the Rights Plan, and relevant provisions of Delaware General Corporation Law may delay or make more difficult a merger, tender offer, or proxy contest, and may adversely affect the rights of our stockholders that may otherwise receive a premium over the fair market value of our common stock.

     OUR SALES EFFORTS TO OUR TARGET MARKET MAY BE LENGTHY, INVOLVE DELAYS, OR INVOLVE UNCERTAINTY, ALL OF WHICH MAY ADVERSELY IMPACT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. Selling our products and services to Global 5000 companies, our target market, involves sales cycles that we believe are potentially longer and more uncertain than those involving small-size organizations. Our customers generally commit significant time and resources to evaluate our products and services, and they often require us to expend substantial time, effort, and money to educate them about our products and services. In addition, these sales efforts often require final approval from our customers’ senior level management, potentially resulting in delays to the sales cycle. Any of these factors may extend the sales cycle and increase the uncertainty of whether a sale will actually be completed. Further, uncertainty resulting from our announcement that we are evaluating strategic options may cause current and potential customers to defer orders. The timing and uncertainty of sales and the length of the sales cycle may cause our operating results to vary significantly from quarter to quarter and may adversely impact our business, operating results, and financial condition.

     IF WE LOSE KEY PERSONNEL AND ARE UNABLE TO ATTRACT ADDITIONAL AND RETAIN EXISTING KEY PERSONNEL, IT MAY CAUSE AN ADVERSE EFFECT ON OUR BUSINESS. We expect that our future success will depend, in substantial part, on the continued services of our senior management. None of our senior management has entered into employment agreements with us, and we do not maintain key-person life insurance on any of our employees. The loss of the services of one or a group of our key personnel may have a material, adverse effect on development of new products and services, our ability to manage the business, and our financial condition. In addition, we expect that our future success will depend on our continuing ability to attract, retain, and motivate highly qualified technical, customer support, sales, financial, accounting, and managerial personnel. Competition for such key personnel is intense, and we cannot assure that we will be able to retain such personnel or that we will be able to attract, assimilate, or retain other highly qualified personnel in the future. Further, competition for highly qualified key personnel may lead to increased recruitment and retention costs, thus potentially hindering our financial condition. Moreover, uncertainty resulting from our announcement that we are evaluating strategic options may cause our key personnel to seek other employment opportunities, and our ability to attract and retain key personnel may be harmed, which may adversely affect our business.

     IF OUR INFORMATION PROVIDERS PROVIDE US WITH INACCURATE OR UNRELIABLE DATA, FAIL TO TRANSMIT THEIR DATA FEEDS IN A TIMELY MANNER, CEASE DOING BUSINESS WITH US, OR REQUIRE US TO SIGNIFICANTLY INCREASE OUR ROYALTY OBLIGATIONS, FUTURE SALES OF OUR WEB-BASED PRODUCTS AND SERVICES MAY BE JEOPARDIZED, AND THIS MAY ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. We depend significantly on information providers to supply accurate and reliable information and data feeds to us on a timely basis. Our Web-based products and services may experience interruptions (and potentially may be compromised) due to any failure, delay, or cut-off in the transmission or receipt of this information, or a requirement by our information providers that royalty payments be significantly increased. In addition, our products and services may be negatively affected if our information providers provide us with faulty or erroneous data that becomes integrated with our products and services. Further, as a result of our announcement that we are evaluating strategic options, some of our information providers may seek to change or terminate their relationships with us. We may then have to seek alternative sources, and, in some cases, it is possible that reasonable alternatives may not exist without resorting to multiple sources, or may not be provided in a timely manner. This may result in increased costs or reduced functionality of our products and services and may adversely affect our business, operating results, and financial condition.

     IF OUR THIRD PARTY HOSTING FACILITY SUFFERED A DISASTER, IT MAY BE COSTLY TO CORRECT, AND OUR BUSINESS MAY SUFFER SIGNIFICANT LOSSES. OneSource makes its on-line products available through one hosting facility, which is managed by Cable & Wireless plc, a third party hosting vendor. This hosting facility is located in Waltham, Massachusetts. Our third party hosting facility may suffer a disaster relating to the facility, its power supplies, or telecommunications transports. Defects, errors, or a disaster at our third party hosting facility also may result in significant downtime, and our business may as a consequence suffer significantly from potential adverse customer reaction, litigation, negative publicity, loss of revenues, or harm to our reputation.

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

     COMPETITION IN OUR INDUSTRY IS INTENSE, AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO; THIS COMPETITION MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. The business information products and services industry is intensely competitive. Several of our information providers compete against each other and in some cases with us. We face direct or indirect competition from numerous companies including the following:

•	large, well-established business and financial information providers such as Dow Jones & Co., Pearson PLC, Reuters Group PLC, and McGraw-Hill Companies Inc.;

•	aggregators of business and financial information, such as LexisNexis Group (a Reed Elsevier Plc subsidiary), The Dialog Corporation (a Thomson Corporation subsidiary), Factiva (a Dow Jones & Co. subsidiary), and Bureau Van Dijk Computer Services SA;

•	providers of company information, such as Thomson Financial, Inc. (a Thomson Corporation subsidiary), Hemscott Group Ltd. (a subsidiary of Finmedia Ltd.), and Hoovers, Inc. (a subsidiary of The Dun & Bradstreet Corporation);

•	providers of sales, marketing, and credit information such as Dun & Bradstreet, Inc. (a subsidiary of The Dun & Bradstreet Corporation) and InfoUSA Inc.; and

•	Web retrieval, Web “portal” companies, and other free or low-cost mass market on-line services, such as Yahoo! Inc., AOL-Time Warner, Inc., MarketWatch.com, Inc., and TheStreet.com, Inc.

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

     EXPANDING INTO INTERNATIONAL MARKETS WHERE WE HAVE LIMITED PRIOR EXPERIENCE MAY ADVERSELY AFFECT OUR BUSINESS. Our principal offices are located in the United States and in the United Kingdom, but we look to expand our business opportunities into new markets. Expanding into diverse international markets exposes us to certain risks of conducting business that include, but are not limited to, the following: potential higher costs, unanticipated regulatory changes, political instability, difficulties in staffing and managing operations, adverse tax consequences, currency and exchange rate fluctuations, and seasonal reductions in business activity. In addition, the impact of language and other cultural differences may result in product and service offerings that may not satisfy the needs of our customers and may not be profitable. Further, strategic relationships may be necessary to facilitate expansion into certain markets, and our business may be adversely affected if we misallocate our resources and ultimately fail to gain new or effective alliances in these areas. Moreover, possible nationalization, expropriation, and limits and unique laws pertaining to the collection and provision of certain types of information on individuals (e.g., the Data Protection Act, the European Commission’s Directive on Data Protection, etc.) may hinder operations in international markets, and may adversely affect our business.

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

     WE MAY BE SUBJECT TO POTENTIAL LITIGATION BY ANY THIRD PARTY CONCERNING THE INFRINGEMENT OF ANY PROPRIETARY RIGHT, AND SUCH LITIGATION MAY BE COSTLY AND TIME CONSUMING. IN ADDITION, WE MAY HAVE TO INCUR LEGAL EXPENSES TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. There has been substantial litigation in the information services industry involving intellectual property rights. Although we believe that we have not infringed, and are not infringing, the intellectual property of others through our products and services, if such claims were to be asserted, with or without merit, they may adversely affect our business, operating results, and financial condition. In addition, to the extent that we license from third parties information that is included in our Web-based product line, our potential exposure to copyright infringement actions may increase because we must rely upon warranties and representations by such information providers as to the origin and ownership of content that we are subsequently licensing to users of our Web-based products; such warranties and representations that may be inaccurate or inadequate. In addition, although we generally obtain indemnification provisions in our agreements with information providers, indemnification may not be adequate compensation for breach of such warranties and representations. In the event of a successful claim against us, we may be required to pay significant monetary damages if we are held to have willfully infringed a patent, copyright, trade secret, or other proprietary right; discontinue use or sale of the infringing products or information; expend significant resources to develop non-infringing technology; and/or enter into royalty and licensing agreements that may not be offered on acceptable terms. If a successful claim is filed against us and we fail to commercially develop or license a substitute technology, our business may be adversely harmed.

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

     LAWS, RULES, AND REGULATIONS WITH RESPECT TO CORPORATE GOVERNANCE, REPORTING, AND DISCLOSURE MAY HINDER OUR ABILITY TO ATTRACT AND/OR RETAIN CAPABLE BOARD MEMBERS, A CHIEF EXECUTIVE OFFICER, AND A CHIEF FINANCIAL OFFICER, AND MAY RESULT IN A REDUCTION IN THE NUMBER OF BOARD MEMBERS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION AND OUR ABILITY TO MEET LISTING CRITERIA. In July 2002, President George W. Bush signed the Sarbanes-Oxley Act of 2002 into law, and several rules and regulations were announced thereafter. Among other things, the Sarbanes-Oxley Act of 2002 imposes corporate governance, reporting, and disclosure requirements; introduces stricter independence and financial expertise standards for audit committees; and imposes stiff penalties for securities fraud. In addition, the United States Securities and Exchange Commission and the Nasdaq National Market are considering proposals on related corporate governance topics. The Sarbanes-Oxley Act of 2002 and the related rules and regulations will likely increase the scope, complexity and costs of our corporate governance, reporting, and disclosure practices, and may increase the risk of personal liability for our board members, chief executive officer, and chief financial officer. Consequently, it may become more difficult to attract and/or retain such individuals, and may result in a decrease in the number of board members, which may adversely affect our business, operating results, and financial condition and our ability to meet listing criteria.

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

     IT MAY BECOME INCREASINGLY EXPENSIVE TO OBTAIN AND MAINTAIN LIABILITY INSURANCE AT CURRENT LEVELS. We contract for insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more limited, with larger deductibles, higher costs, more exclusions, and fewer carriers. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels or, if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear an increased portion of risks for which we have traditionally been covered by insurance, which could negatively affect our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our United Kingdom subsidiary are almost exclusively conducted in local currency, rather than multiple foreign currencies. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the nine months ended September 30, 2003. OneSource does not engage in hedging activities.

     As part of its investment portfolio, OneSource also owns money market funds that are sensitive to market risks. The investment portfolio is used to preserve OneSource’s capital until it is required to fund operations, including OneSource’s sales and marketing and product development activities. None of these market-risk sensitive instruments are held for trading purposes. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. OneSource does not enter into derivatives or any other financial instruments for trading or speculative purposes. As of September 30, 2003, OneSource had $22.3 million in cash and cash equivalents.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Based on their evaluation of OneSource’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, OneSource’s principal executive officer and principal financial officer have concluded the following: (i) OneSource’s disclosure controls and procedures are effective to ensure that information required to be disclosed by OneSource in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within time periods specified in United States Securities and Exchange Commission rules and forms; and (ii) OneSource’s disclosure controls and procedures are effective to ensure that information required to be disclosed by OneSource in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to OneSource’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

     OneSource has not sold any securities during the nine months ended September 30, 2003 and for the years ended December 31, 2002, 2001, and 2000 that were not registered under the Securities Act of 1933.

     In October 2003, the board of directors of OneSource adopted the Rights Plan under which all holders of record of OneSource common stock as of October 6, 2003 were issued a right to purchase a fraction of a share of a new series of preferred stock. The Rights Plan is designed to enhance the ability of OneSource’s board of directors to provide for fair and equal treatment for all shareholders.

     Each right entitles the holder to purchase from OneSource one-thousandth of a share of a new series of participating preferred stock at an initial purchase price of $32.50. The rights will become exercisable and will detach from the common stock a specified period of time after any person has become the beneficial owner of 15% or more of OneSource common stock or commenced a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 15% or more of the common stock.

     If any person becomes the beneficial owner of 15% or more of OneSource common stock, each right will entitle the holder, other than the acquiring person, to purchase for a number of shares of capital stock of OneSource having a value of twice the purchase price.

     If, following an acquisition of 15% or more of OneSource common stock, OneSource is involved in certain mergers or other business combinations or sells or transfers more than 50% of its assets or earning power, each right will entitle the holder to purchase for the purchase price common stock of the other party to such transaction having a value of twice the purchase price.

     At any time after a person has acquired 15% or more (but before any person has acquired more than 50%) of OneSource common stock, OneSource may exchange all or part of the rights for shares of common stock at an exchange ratio of one share of common stock per right.

     The Rights Plan “grandfathers” ValueAct Capital, L.P. and its affiliates as long as they do not acquire beneficial ownership of more than 35% of OneSource common stock.

     OneSource may redeem the rights at a price of $0.001 per right at any time prior to the time that any person becomes the beneficial owner of 15% or more of its common stock. The rights will expire on October 6, 2013, unless earlier exchanged.

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

Exhibit
No.	Description

2.01	Agreement and Plan of Merger dated September 8, 1999 by and between the Registrant and Corporate Technology Information Services, Inc. (filed as Exhibit 2.1 to Form 8-K dated September 8, 1999, No. 000-25849 and incorporated herein by reference).

2.02	Escrow Agreement dated September 8, 1999 by and among the Registrant, Corporate Technology Information Services, Inc., Andrew Campbell and Citizens Bank of Massachusetts (filed as Exhibit 2.2 to Form 8-K dated September 8, 1999, No. 000-25849 and incorporated herein by reference).

3.01	Second Amended and Restated Certificate of Incorporation of the Registrant, as amended on May 24, 2001 (filed as Exhibit 3.01 to the Annual Report on Form 10-K on March 27, 2002 and incorporated herein by reference).

3.02	Second Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.04 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

4.01	Rights Agreement, dated as of October 7, 2003, between OneSource Information Services, Inc. and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Designation of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares (filed as Exhibit 4.1 to Form 8-K dated October 9, 2003, No. 000-25849 and incorporated herein by reference).

10.01*	1993 Stock Purchase and Option Plan (filed as Exhibit 10.01 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.02*	1999 Stock Option and Incentive Plan, as amended on May 22, 2003 (filed as Exhibit 10.02 to the Quarterly Report on Form 10-Q on August 13, 2003, No. 000-25849 and incorporated herein by reference).

10.03*	1999 Employee Stock Purchase Plan, as amended on May 22, 2003 (filed as Exhibit 10.03 to the Quarterly Report on Form 10-Q on August 13, 2003, No. 000-25849 and incorporated herein by reference).

10.04	Registration Agreement dated September 8, 1993 (filed as Exhibit 10.04 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.05	Lease dated January 20, 1999 by and between the Registrant and 300 Baker Avenue Associates, Limited Partnership (filed as Exhibit 10.12 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.06	Agreement and Plan of Merger dated February 26, 1999 by and between the Registrant and OneSource Holding Corporation (filed as Exhibit 10.13 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.08	Form of Management Stock Purchase Agreement (filed as Exhibit 10.09 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

Exhibit
No.	Description

10.09	Stock Purchase Agreement dated August 3, 1993, by and among Lotus Development Corporation, Datext, Inc. and Datext Holding Corporation (filed as Exhibit 10.10 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.10	Form of Fee Termination Agreement (filed as Exhibit 10.16 to the Registration Statement on Form S-1, No. 333-73263 and incorporate herein by reference).

10.11	Stock Redemption Agreement dated April 21, 1999 (filed as Exhibit 10.17 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.12*	2001 Non-Employee Director Stock Option Plan dated May 24, 2001 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q on August 10, 2001 and incorporated herein by reference).

10.13	Registration Rights Agreement dated November 1, 2002 by and among the Registrant, ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P., and ValueAct International, Ltd. (filed as Exhibit 10.1 to the Form 8-K on November 6, 2002, and incorporated herein by reference).

10.14	Loan and Security Agreement, dated as of December 20, 2002, between Silicon Valley Bank and OneSource Information Services, Inc. (filed as Exhibit 10.14 to the Annual Report on Form 10-K on March 27, 2003, and incorporated herein by reference).

31.01	Certification pursuant to 15 U.S.C. section 7241, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. section 7241, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan, contract, or arrangement required to be filed as an exhibit pursuant to Item 14(c).

     (b)  Reports on Form 8-K

     A current report on Form 8-K dated October 6, 2003 was filed by OneSource on October 7, 2003 with the United States Securities and Exchange Commission that reported that OneSource announced (i) the formation by the OneSource Board of Directors of a special committee of independent directors to evaluate OneSource’s strategic options and a recent unsolicited offer received by OneSource from ValueAct Capital expressing an interest in an acquisition of OneSource, and (ii) the adoption of a shareholder rights plan by the OneSource Board of Directors.

     A current report on Form 8-K dated October 5, 2003 was filed by OneSource on October 9, 2003 with the United States Securities and Exchange Commission that reported that the OneSource Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.01, outstanding on October 6, 2003 to the stockholders of record on that date.

     A current report on Form 8-K dated October 16, 2003 was filed by OneSource on October 16, 2003 with the United States Securities and Exchange Commission that reported that OneSource announced financial results for the third quarter ended September 30, 2003.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OneSource Information Services, Inc.

By: /s/ Roy D. Landon

Roy D. Landon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: November 12, 2003