Form 10-K
period 2003-12-31
ONESOURCE INFORMATION SERVICES INC
filed 2004-03-30
CIK 1079880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, par value $0.01 per share
Rights to purchase Series A Junior Participating Preferred Stock, par value $0.01 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the most recently completed second fiscal quarter (June 30, 2003) was approximately $52 million.

     As of March 18, 2004, the Registrant had 11,647,768 shares of common stock outstanding, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

     OneSource Information Services, Inc. (“OneSource”) intends to file its proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Portions of the proxy statement are incorporated by reference into Part III of this Form 10-K. In addition, OneSource has filed a Registration Statement on Form S-1, File No. 333-73263.

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

General

      OneSource provides primarily Web-based business and financial information products to professionals who need quick access to timely and reliable company, industry, and market intelligence. OneSource’s primary products, the OneSource® Business BrowserSM products, are password-protected, subscription-based products that provide sales, marketing, finance, and management professionals and consultants with industry and company profiles, research reports, media accounts, executive listings and biographies, and financial information on over 1.7 million public and private companies. OneSource customers access this information over the Internet using standard Web browsers. As a Web-based solution, the Business Browser product line does not require the purchase of additional computer hardware by the customer. OneSource also distributes its CorpTech® high-technology company database as part of the Business Browser product line, as part of a separate Web-based product, as part of CD Roms, as printed directories, and through third party distributors. In addition, OneSource provides fee-based consulting services to customers who seek to integrate content from OneSource products into their internal software platforms and applications such as intranets, portals, and customer relationship management systems. These fee-based services include helping customers apply OneSource’s proprietary classification system, the Global Business TaxonomyTM system, which organizes and links customers’ internal data with content from OneSource products, and assisting customers in designing and building customer information applications.

      OneSource uses the Global Business Taxonomy system to associate, link, and integrate over 2,500 disparate sources of information on public and private companies worldwide that are made available from more than 30 information providers and the OneSource CorpTech high-technology database. Each information source provides its database to OneSource with identifiers for companies unique to that source. The information providers provide both textual information, such as news, business and trade articles, SEC filings, executive listings and profiles, industry intelligence, and analyst reports; and numeric information, such as company financial statements, financial ratios, stock quotes, and industry statistics.

      The OneSource product line also includes the AppLinkSM software development kit. The Applink software development kit lets OneSource customers access content from OneSource Business Browser products in HTML and XML formats via their internal applications. These customer applications may be internally developed or utilize third party software, and typically apply to corporate intranets, portals, or customer relationship platforms. OneSource has formed a number of alliances to enhance the integration and marketing of content from Business Browser products with third party software platforms. OneSource believes that the capability of its customers to access, use, and integrate information from Business Browser products with their own internal applications is an important trend and requirement.

      OneSource products and services are designed to address the information needs of leading professional and financial services firms, technology companies, and other large organizations. OneSource’s primary target market consists of Global 5000 business-to-business companies in the technology, professional services, and financial services industries with at least 500 employees and $250 million or more in sales, and that employ large direct sales forces. Representative customers include Deloitte & Touche LLP, Hewlett Packard

Company, Oracle Corporation, Bank One Corporation, and Sun Microsystems, Inc. OneSource customers use the OneSource products for such purposes as account prospecting and management (i.e., business development), competitive and peer analysis, company tracking and monitoring, and company and industry research.

      As of December 31, 2003, 750 organizations subscribed to the Business Browser product line, compared to 812 organizations as of December 31, 2002. Customers for Business Browser products had an average annualized contract value of $70,297 per customer as of December 31, 2003, compared to an average annualized contract value of $69,058 per customer as of December 31, 2002. As of December 31, 2003, 45 organizations licensed the AppLink software development kit compared to 51 organizations as of December 31, 2002. Customers for the AppLink software development kit generated, on average, approximately $380,000 and $345,000 each in annualized contract value as of December 31, 2003 and 2002, respectively.

      The aggregate annualized contract value of Business Browser product contracts was $52.7 million as of December 31, 2003 and $56.1 million as of December 31, 2002. Of this $52.7 million, $47.6 million was attributable to those customers that were under contract as of both December 31, 2002 and 2003. The renewal rate for subscribers of the Business Browser product line as of December 31, 2003 was 78% calculated on a dollar basis, whereas the renewal rate for those subscribers to the AppLink software development kit as of December 31, 2003 was 81% calculated on a dollar basis (annualized contract value is described in more detail in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations).

      OneSource’s business is not seasonal to any significant extent. As a percentage of total invoiced fees, invoiced fees in the fourth quarter of the fiscal year have exceeded invoiced fees in other quarters for the corresponding fiscal year. However, this percentage does not represent seasonality to any significant extent. During the fourth quarter of fiscal years 2003, 2002, and 2001, OneSource invoiced 36%, 34%, and 31% of total invoiced fees for each fiscal year, respectively. OneSource attributes this primarily to the budgeting cycles of its customers.

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

Recent Significant Developments

      On October 3, 2003, OneSource announced that it had received an unsolicited letter from ValueAct Capital Partners, L.P. and its affiliates (“ValueAct Capital”) expressing an interest in acquiring OneSource’s business. OneSource’s board of directors subsequently formed a special committee of outside directors to evaluate OneSource’s strategic options to maximize shareholder value. The special committee engaged Morgan Stanley & Co. and Portico Capital Securities LLC to assist it in this review. On January 13, 2004, ValueAct Capital amended its Schedule 13D indicating that it was not in a position to refresh its level of interest until OneSource announced its fourth quarter and year-end 2003 financial results.

      On February 5, 2004, OneSource announced that as part of the special committee’s evaluation of strategic options, discussions were held with potential acquirers, and the future operating plans and prospects of OneSource were reviewed. A number of organizations expressed interest in OneSource, but none of these discussions led to a final offer to acquire OneSource. As a result, the special committee concluded its active evaluation of strategic options. In connection with this review of strategic options, both the board of directors and Dan Schimmel, president and chief executive officer and director of OneSource, determined that new executive leadership would be in the best interest of OneSource and its shareholders. As a result, OneSource accepted the resignation of Dan Schimmel effective as of February 5, 2004. OneSource’s current chairman Martin Kahn was appointed executive chairman and chief executive officer on an interim basis.

      On February 9, 2004, OneSource announced that it received a letter from ValueAct Capital indicating that it was prepared to offer to acquire all of the outstanding shares of OneSource not already owned by ValueAct Capital at a cash price of $8.10 per share on the terms and conditions contained in a merger agreement enclosed with the letter.

      On February 18, 2004, OneSource announced that it had entered into a merger agreement with affiliates of ValueAct Capital. Under the agreement, each share of common stock of OneSource outstanding at the time of the merger (other than shares held by ValueAct Capital), will be converted into the right to receive $8.40 per share in cash. ValueAct Capital held an approximate 32% ownership interest in OneSource, according to its filing on February 9, 2004 with the Securities and Exchange Commission. The transaction is expected to close in the second quarter of 2004. On February 17, 2004, OneSource’s Rights Agreement with American Stock Transfer & Trust Company, dated as of October 7, 2003, was amended to exempt the proposed transaction.

      During the first quarter of 2004, OneSource incurred approximately $0.5 million to $0.7 million in expenses in connection with the execution of the merger agreement with affiliates of ValueAct Capital. These expenses include legal fees, accounting fees, and compensation for members of the special committee. In addition, severance costs for OneSource’s previous chief executive officer, which were recorded in the first quarter of 2004, include cash payments of approximately $0.5 million and non-cash compensation expense of $56,000 related to the modification of stock options.

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

      This underlying trend is directly affected by the substantial investments that corporations have made in various software applications such as customer relationship management platforms, enterprise information portals, and various desktop applications. Business information solutions now must be designed to consider these applications of choice as the prerequisite user work modes and environments. OneSource believes that the companies that solve these particular problems of delivering products and services that operate effectively with these third party applications and that satisfy the data requirements of end-users’ functions will ultimately succeed and be the leaders in the business information industry.

Business Strategy

      OneSource’s goal is to be the leading provider of business information solutions to Global 5000 companies. It plans to achieve that goal through a number of core business strategies as follows:

•	Evolve and develop products that support the functions, applications, and business processes of end-users. OneSource’s product strategy is to provide end-users with the information they need, when they need it, and in the applications they use. OneSource believes that the productivity and efficiency of workers such as sales people, loan officers, and management consultants are enhanced with time saved or additional revenue earned through the use of effective, easy-to-use, and customizable business information products. Two primary themes drive OneSource’s product strategy:

•	Continue to enhance Business Browser products — Today, Business Browser products comprise the majority of Web-based revenues. In 2003, OneSource added an Executives module to help end-users better search and find executive names in the Business Browser products. In addition, OneSource enhanced the export function and the support for and breadth of corporate relationships contained in the Business Browser product line. OneSource also expanded the volume of company profiles, executives, and industry information in the Business Browser products and introduced an enhanced offering for UK financial and professional services’ customers. OneSource expects to continue to selectively invest in Business Browser products to provide new features, functions, and content.

•	Introduce evolved and new products — At the same time while serving Business Browser customers, OneSource will continue to evolve and introduce products that address the needs of customers who seek solutions that are flexible and customizable and that integrate with the software applications, business processes, and tasks of end-users. During the past year, OneSource introduced an XML-based version of the AppLink software development kit and the new CatalystSM modules that support Siebel eBusiness and Microsoft Office software applications. OneSource expects evolved and new products to contribute an increasing portion of future revenues and growth.

•	Provide the right and best information content in support of the roles and requirements of end-users. OneSource spends considerable time in acquiring, integrating, and managing its content sources and ensuring that critical fields of data such as executive and financial data are available to serve the specific roles and tasks of end-users. Despite the amount of information available through the Internet, OneSource believes that business professionals seek, and will pay for, high quality data that will both save time and enhance decision-making. Therefore, OneSource considers information quality to be a high priority, and OneSource strives to obtain accurate, complete, and timely information. During the past year, OneSource took steps both on its own and with its data suppliers to add to the breadth, depth, and quality of the content in its products.

•	Continue to leverage OneSource’s core competency in integrating company-related business information. The OneSource Global Business Taxonomy system allows OneSource to easily and effectively classify business information and tie together internal and external sources of business information. In 2003, OneSource implemented a new text-based tagging convention as part of the Global Business Taxonomy system. This new capability provides users the ability to search and receive more information related to such categories as topics, industries, executives, and geographies. OneSource plans to continue to extend the capabilities of the Global Business Taxonomy system.

•	Align and train sales, marketing, and customer support teams to optimally serve OneSource’s primary target market. During the last two years, OneSource has taken a number of steps to enhance how its sales, marketing, and support teams serve Global 5000 customers. This included focusing the sales, marketing, and support teams on the high technology, professional services, and financial services industries. Sales representatives and product marketing managers with respective experience in selling and marketing to these industries were recruited during the past year to better serve OneSource’s primary target market. In addition, in 2003, OneSource’s professional services consulting team began building and deploying applications that integrate content from the Business Browser products with customers’ systems, data, and applications. Further, OneSource’s customer support team initiated a number of campaigns with existing customers to enhance product usage, including offering more training programs and initiatives to help ensure customers maximize the value of their OneSource products and solutions.

Products

      The OneSource Business Browser product line is designed to be a comprehensive, efficient, and easy-to-use business and financial information resource for professionals who require quick access to reliable company, industry, and market intelligence. OneSource customers generally use the Business Browser products for such purposes as account prospecting and management (i.e., business development), competitive and peer analysis, company tracking and monitoring, and company and industry research.

      The Business Browser products integrate over 2,500 sources of business information from more than 30 business and financial information providers. These sources include textual information, such as company profiles, news, business and trade articles, SEC filings, executive listings and biographies, industry intelligence, and analyst reports; and numeric information, such as company financial statements, stock quotes, and industry statistics. OneSource uses its Global Business Taxonomy system to sort, categorize, link, and integrate information on over 1.7 million worldwide public and private companies.

      Business Browser products are accessible to licensed users through a standard Web browser that is readily available and generally familiar to users. OneSource customers require minimal installation and systems support, and users can access the Business Browser products at any time via the Internet. In addition, the AppLink software development kit and Catalyst modules enable licensed subscribers the option to access Business Browser content via their corporate intranets, portals, or customer relationship platforms.

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

      The Business Browser product line delivers information in an integrated format. This allows customers to obtain different types of information from multiple sources through a single, easy-to-use interface. Business Browser products organize data around business applications, and transform raw, disparate data into meaningful, actionable information, delivered according to the characteristics that users have defined and in the custom formats, tables, and reports that users require. Users that wish to perform detailed analysis can also easily transfer certain quantitative data into spreadsheets or other desktop tools, such as contact management software.

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

      The Business Browser product line includes:

      GLOBAL BUSINESS BROWSER. Global Business Browser was introduced because business professionals require global perspectives to complement detailed coverage of local markets. Global Business Browser is available in four editions. Global Business Browser — US Edition is an integrated information resource that delivers integrated information on over 435,000 North American and global companies. Global Business Browser — European Edition includes both European and global content with over 488,000 companies profiled. Global Business Browser — UK Edition is an integrated resource including both United Kingdom and global content with more than 500,000 companies profiled. Global Business Browser — Asia Pacific Edition is an integrated resource including both Asia Pacific and global content with approximately 346,000 companies profiled.

      US BUSINESS BROWSER. US Business Browser is focused specifically on public and private companies in the United States and Canada. It contains a subset of business, financial, and industry information from Global Business Browser — US Edition. It covers approximately 339,000 public and private companies in the United States and Canada. OneSource makes available in-depth content on approximately 3,600 Canadian companies for an additional subscription fee. OneSource also makes available in-depth content on approximately 295,000 small and mid-market United States and Canadian companies for an additional subscription fee.

      EUROPEAN BUSINESS BROWSER. European Business Browser provides users with an integrated database on more than 405,000 public and private companies across Europe, including approximately 50,000 United Kingdom companies. It contains a subset of business, financial, and industry information from Global Business Browser — European Edition. European Business Browser is available in two configurations, European Business Browser Select and European Business Browser Standard. European Business Browser Select comprises a subset of the content and functionality that European Business Browser Standard contains. European Business Browser Select contains a fewer number of financial variables that are available for screening purposes and financial information only for the current year. European Business Browser Standard contains up to 3 years of detailed financial information for European companies and up to 5 years for United Kingdom companies.

      UK BUSINESS BROWSER. UK Business Browser is an integrated source of information on up to 400,000 public and private companies in the United Kingdom. It contains a subset of business, financial, and industry information from Global Business Browser — UK Edition. UK Business Browser is available in two configurations, a 100,000 companies edition and a 400,000 companies edition. OneSource makes available copies of registered filings for approximately 2.0 million United Kingdom public and private organizations at no additional subscription fee. OneSource also makes available in-depth content on approximately 60,000 United Kingdom public sector and partnership entities for an additional subscription fee. OneSource also makes available in-depth content that details the information technology and telecommunications infrastructure of approximately 25,000 United Kingdom companies for an additional subscription fee.

      US COMPANY BROWSER. US Company Browser is focused specifically on public and private companies in the United States and Canada. It comprises a subset of the business and financial information and functionality that US Business Browser contains. It covers approximately 339,000 companies in the United States and Canada. OneSource also makes available in-depth content on small and mid-market United States and Canadian companies for an additional subscription fee.

Additional Applications

      Three additional optional applications that are available for Business Browser products for additional subscription fees are as follows:

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

      CATALYST MODULES. The Catalyst modules consist of software that allows customers to easily access Business Browser content, such as company profiles, news, business and trade articles, analyst reports, executive biographies, industry intelligence, and financial data, in HTML and XML formats without use of the Business Browser product interface and primarily for use with Siebel and Microsoft software applications.

      Revenues contributed by Web-based products during each of the last three fiscal years were as follows: $55.4 million for the year ended December 31, 2003; $55.7 million for the year ended December 31, 2002; and $56.3 million for the year ended December 31, 2001. For the years ended December 31, 2003, 2002, and 2001, Web-based products were 97%, 96% and 95%, respectively, of total revenues.

Other Products and Services

      The CorpTech high-technology database is designed to be a comprehensive, efficient, and easy-to-use source of information on high-technology companies. The CorpTech high-technology database provides in-depth profiles on more than 50,000 technology companies in the United States. The CorpTech high-technology database is available via CD Rom and printed directories and through a website located at www.corptech.com. This website offers several options for customers including downloadable report lists that are based on such criteria as geography and companies of interest in a particular industry, company profile reports on a pay-per-view basis, and a subscription-based offering in which the fee varies based on the functionality selected and whether the licensee is a library or other entity type.

      OneSource also provides fee-based consulting services to customers who seek to integrate content from Business Browser products into their internal software platforms and applications such as intranets, portals, and customer relationship management systems. These fee-based services include helping customers to apply OneSource’s proprietary classification system, which organizes and links customers’ internal data with content from OneSource products, and assisting customers in designing and building custom information applications.

Product Development and Content

      OneSource employs two teams, the Product Development Team and the Content Team, which contribute to the (i) commercialization, research, and development of OneSource products and their underlying technology platforms, and (ii) evaluation, licensing, integration, and management of the data in the OneSource products.

      The Product Development Team (formerly the Products and Solutions Team) consists of product managers, development engineers, quality assurance engineers, and architects. Product managers specify the functionality, user interface, product workflow, format and look of reports, and information designated for the OneSource products. Product managers also supervise the delivery and maintenance of the OneSource products. Development engineers develop, deploy, and maintain the functionality and core technologies of the OneSource products. Quality assurance engineers ensure software quality, monitor and analyze the software development process, and recommend improvements. Development engineers and quality assurance engineers work closely with product managers to ensure that functionality and support requirements are understood, prioritized, and developed according to agreed upon time frames and requirements. Architects provide overall technical design and research and qualify third party software such as database engines, operating systems and platforms, and industry standards such as HTML, XML, and Simple Object Access Protocol.

      The Content Team consists of content managers, content licensing personnel, content engineers, and content integration specialists. Content managers analyze and evaluate third party data sources for inclusion in OneSource products, specify the business parameters for loading and integrating data, and manage data vendor relationships. Content licensing personnel negotiate redistribution terms with information providers and maintain the business relationship. Content engineers receive content feeds from information providers and write data loaders based on content management specifications to facilitate data integration into the OneSource products. Content integration specialists maintain and enhance the Global Business Taxonomy system, update corporate family and executive content, and provide fee-based services to customers that seek to integrate Business Browser content with their internal systems and applications. The Content Team seeks to select the best possible information providers for each type of content; effectively standardize, integrate, and add value to this content for the OneSource products; and strategically link each item of information to all relevant company information included in the OneSource products.

      Operating expenses relating to platform and product development during each of the last three fiscal years were as follows: $10.6 million for the year ended December 31, 2003; $10.0 million for the year ended December 31, 2002; and $8.4 million for the year ended December 31, 2001. For the year ended December 31, 2004, OneSource plans to decrease its spending in platform and product research and development slightly compared to the prior year. For the years ended December 31, 2003, 2002 and 2001, capitalized software development costs which were primarily associated with the development of OneSource’s new products and platforms were $3.9 million, $1.9 million, and $0.8 million, respectively. OneSource anticipates capitalized software development costs will be approximately $3.0 million to $3.5 million in 2004.

Information and Providers

      OneSource Business Browser products integrate a selection of financial, company, industry, executive, and news-related content from over 2,500 sources, more than 30 information providers, and OneSource’s proprietary CorpTech high-technology company database. OneSource enters into contracts with its information providers in order to license their information. These license agreements allow OneSource to integrate and distribute the information as part of OneSource on-line products.

      OneSource’s contracts with its information providers are generally for terms of at least one year and automatically renew if not canceled by either party as of the end of any term. In addition, these contracts allow for termination under certain circumstances including contract breaches. Certain limited contracts with information providers also allow for the use of their information for a predetermined period of time at no additional cost to OneSource after termination of the contract. Royalties under OneSource’s contracts with its information providers are typically calculated as a fixed fee, as a flat percentage of the amount that OneSource invoices its customers, or as a calculated fee based upon revenue growth of OneSource products compared to prior periods. Royalties are generally paid to information providers on a quarterly basis.

      The information contained in the OneSource Business Browser products is updated at varying frequencies depending on the nature of the data. For example, news-related information is updated frequently throughout the day whereas portions of the information databases on company and executive profiles are updated on either a weekly, monthly, quarterly, semi-annual, or annual basis. Regardless, OneSource attempts to ensure that the information contained in its products is updated no less frequently than each information provider makes the information available to its own customers or to other distributors.

      Alternative supply sources generally exist for the information that OneSource licenses from information providers. However, consolidation in the information industry is an ongoing trend, and there is no assurance that alternative supply sources will continue to exist. The nature and relative importance of any given database in the Business Browser products varies. OneSource attempts to secure longer-term rights for databases where alternative sources are limited. Some of the companies that supply OneSource with information include the United States and United Kingdom business units of Dun & Bradstreet, Inc. (a subsidiary of The Dun &

Bradstreet Corporation), The Gale Group (a Thomson Corporation subsidiary), Thomson Financial, Inc. (a Thomson Corporation subsidiary), and Reuters Research Inc. (a subsidiary of Reuters Group PLC).

Intellectual Property

      OneSource considers its copyrights, trademarks, trade secrets, trade names, service marks, databases, software, and other intellectual property to be proprietary, and relies on contractual restrictions and a combination of copyright, trademark, trade secret, patent, and confidentiality safeguards to ensure adequate protection. OneSource believes that the following intellectual property is important to its business: the Business Browser product line; the Global Business Taxonomy system; the trade secrets and source code relating to OneSource products; the OneSource name and logo; the OneSource product and brand names; the CorpTech high-technology company database; and the OneSource and CorpTech websites and elements therein.

      OneSource is licensed to access and use certain technology and other intellectual property that are owned and controlled by third parties. OneSource’s contracts with its technology and information providers typically contain warranties from the providers that the licensed technology or data do not infringe any third party proprietary right. The technology and information providers agree to defend, indemnify, and hold OneSource harmless with respect to any third party claim alleging that the licensed technology or data infringes any proprietary right of any third party. OneSource believes these industry standard warranties and indemnities are sufficient to protect it from claims of infringement relating to the intellectual property that it licenses, but there can be no assurance that these warranties and indemnities will be adequate.

      OneSource has filed and/or registered trademarks and service marks in the United States, Canada, and Europe, and has registered copyrights in the United States. OneSource believes that its intellectual property does not infringe upon the proprietary rights of third parties.

Alliances

      OneSource identifies and forms alliances with other companies in order to extend the possibilities for access to the information from OneSource products by ensuring compatibility with and the integration of such information with other third party software applications. These applications generally focus on corporate intranets, portals, and customer relationship management platforms. In addition, the alliances intend to increase marketing reach and awareness.

      In 2003, OneSource integrated its products for use with 2003 versions of Microsoft Word and Excel software and in support of Microsoft’s Office Systems 2003 marketing launch. OneSource also renewed its alliance with Siebel Systems, Inc., a supplier of e-business applications software.

      Examples of other alliances that OneSource has formed include those with the following corporations: Pivotal Corporation, a provider of customer relationship management, business marketing, and service solutions; ONYX Software Corporation, a provider of enterprise-wide customer-centric e-business solutions; and Microsoft Business Solutions Corporation (a subsidiary of Microsoft Corporation), a provider of business management software. OneSource believes that its ability to provide access to its products through other third party applications is a component to its growth strategy, and it expects to continue to selectively form alliances in the future.

Customers

      OneSource does not rely upon any single customer, or a few customers, such that a loss of any one or a few customers would have a material effect on OneSource’s business. As of December 31, 2003, OneSource had 750 customers. In 2003, no one customer contributed more than 3% of annual revenues, and as of December 31, 2003, 295 customers comprised 80% of annualized contract value. OneSource’s primary target market consists of Global 5000 companies and specifically business-to-business companies in the technology, professional services, and financial services industries with not less than 500 employees and $250 million or more in sales, and that employ large sales forces. As of December 31, 2003, approximately 68%, or

$36.0 million, of total annualized contract value for OneSource Business Browser products came from Global 5000 customers. In addition, as of December 31, 2003, approximately 32%, or $17.1 million, of total annualized contract value for OneSource Business Browser products came from customers who subscribe to the OneSource AppLink software development kit.

Sales and Marketing

      OneSource markets its products through a field and telephonic sales force and a support and marketing staff. Sales and marketing employees are located primarily in the United States and the United Kingdom. OneSource also has formed alliances to help in the promotion and marketing of its products.

      During fiscal year 2003, OneSource incurred selling and marketing expense of $17.1 million, compared to $16.5 million incurred during fiscal year 2002 and $18.4 million incurred during fiscal year 2001. OneSource expects that selling and marketing expense will decrease slightly during fiscal year 2004.

Customer Service and Support

      OneSource provides support to customers worldwide through instant messaging, electronic mail, telephone, and its website. OneSource support representatives assist customers regarding OneSource product issues including customized applications built using the AppLink software development kit. OneSource support representatives also assist customers with various administrative and technical tasks such as managing product trials, training and registering users, managing usage, promoting product-related awareness, and configuring custom registration pages on the Internet for OneSource product registration. In addition to employing customer support personnel, OneSource also maintains a customer support portion of its website that provides product-related support for customers.

Website Technology and Operations

      OneSource makes its on-line products available through a hosting facility managed by SAVVIS Communications Corporation (formerly Cable & Wireless U.S.A., Inc.). The hosting facility was moved in fiscal year 2003 from Medford, Massachusetts to Waltham, Massachusetts. SAVVIS Communications Corporation provides facilities and facilities management services including continuous monitoring, multiple high-volume access lines to the Internet, uninterrupted power supplies, generators, physical security, and protection from disaster. OneSource’s on-line products are generally available twenty-four hours a day, seven days a week, excluding scheduled maintenance.

      OneSource also has a production data center at its corporate headquarters located in Concord, Massachusetts. This data center is used to process data feeds from information providers, distribute this data to the live site, and serve as the physical facility where all of OneSource’s pre-production/development and internal computing resources are located. OneSource has taken a number of steps to keep its data center operational in the event of emergency. These steps include the use of a diesel standby generator, an automatic FM200 fire suppression system, and uninterruptible power supplies and electrical power filters. Redundant cooling capacity is also in place. All systems are under maintenance contracts. Additionally, there are separate security and access restrictions as well as in-house operations staff.

Competition

      The business information products and services industry is intensely competitive and rapidly evolving. Several of OneSource’s information providers compete against each other and in some cases with OneSource. OneSource faces direct or indirect competition from numerous companies, including the following:

•	large, well-established business and financial information providers, such as Dow Jones & Co., Pearson PLC, Reuters Group PLC, and McGraw-Hill Companies Inc.;

•	aggregators of business and financial information, such as LexisNexis Group (a Reed Elsevier Plc subsidiary), The Dialog Corporation (a Thomson Corporation subsidiary), Factiva (a Dow Jones & Co. subsidiary), Alacra, Inc., Capital IQ, Inc., and Bureau Van Dijk Computer Services SA;

•	providers of company information, such as Thomson Financial, Inc. (a Thomson Corporation subsidiary), Hemscott Group Ltd. (a Finmedia Ltd. subsidiary), and Hoovers, Inc. (a subsidiary of The Dun & Bradstreet Corporation);

•	providers of sales, marketing, and credit information, such as Dun & Bradstreet, Inc. (a subsidiary of The Dun & Bradstreet Corporation) and infoUSA Inc.; and

•	Web retrieval and Web “portal” companies and other free or low-cost mass market on-line information services, such as Yahoo! Inc., AOL-Time Warner, Inc., MarketWatch.com, Inc., Google, Inc., and TheStreet.com, Inc.

      Several of these competitors offer products or services similar to those of OneSource and in some cases at lower prices. The principal competitive factors in the business information products and services industry are availability of comprehensive, timely, integrated, and reliable business and financial information; product ease of use; professional service, support, and training capabilities; financial, technical, administrative, and marketing resources; brand recognition; vendor reputations; timely development and introduction of new products and product enhancements; and product price/performance characteristics. Based on reported operating results, industry reports, and other publicly available information, many of OneSource’s competitors have longer operating histories, greater name recognition, larger customer bases, and greater financial, technical, and marketing resources. OneSource differentiates itself from its competitors through its product features, ease of use, target market, geographic focus, data integration capabilities, professional services expertise, corporate selling skills, and customer service and support.

Laws and Government Regulations

      OneSource is subject, both directly and indirectly, to laws and government regulations relating to the Internet and OneSource’s Web-based information products. There are currently few laws or government regulations directly applicable to Web-based information products or the Internet. Some existing laws we believe may be applicable to Web-based information or the Internet, albeit indirectly, are those that relate to, but are not limited to, property rights, libel, and personal privacy. However, due to the increasing use of the Internet for information-based solutions and company and industry research, laws and government regulations may be adopted that are directly applicable to Web-based information products and the Internet. For example, these laws and government regulations may address user privacy, taxation, and product quality. In order to comply with such laws and government regulations and maintain its competitive position in the business information products and services industry, OneSource may need to increase expenditures and adjust its pricing structure.

Employees

      As of December 31, 2003, OneSource employed 264 employees (including 256 full-time employees and 8 part-time employees), compared to 242 at the end of fiscal year 2002 (including 232 full-time employees and 10 part-time employees). OneSource employees are not represented by any collective bargaining organization. OneSource has never experienced a work stoppage, and believes that its relationships with its employees are generally satisfactory.

Geographic Information

      OneSource conducts its business globally through two geographic locations: the United States and the United Kingdom. OneSource had revenues of $41.0 million, $42.0 million, and $44.1 million from the United States business, and $16.3 million, $15.7 million, and $14.9 million from the United Kingdom business, for the years ended December 31, 2003, 2002, and 2001, respectively.

      The operations in the United Kingdom are subject to the usual risks inherent in doing business in countries outside of the United States, including potentially higher costs, unanticipated regulatory changes, political instability, terrorism, difficulties in staffing and managing operations, adverse tax consequences, currency and exchange rate fluctuations, and seasonal reductions in business activity. In addition, the impact of cultural differences may result in product and service offerings that may not satisfy the needs of OneSource customers and that may not be profitable. Further, possible nationalization, expropriation, and unique laws pertaining to the collection and provision of certain types of information on individuals (e.g., the Data Protection Act) may hinder operations out of the United Kingdom location.

Item 2.     Properties

      OneSource’s headquarters are currently located in approximately 50,900 square feet of office space located in Concord, Massachusetts. The office space has been leased through June 2004. This lease includes an option to renew the lease at the then current market rental rate for another five years. OneSource leases additional office space in New York, New York; San Francisco, California; Woking, England; and London, England. In 2004, OneSource made the New York office space available for sublet through September 29, 2007, which is the end of the lease. OneSource believes that its existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed.

      OneSource deems the buildings and equipment used in its operations (whether owned or leased), generally to be in good condition and adequate for the purposes for which they are used.

Item 3.     Legal Proceedings

      OneSource and its directors were named as defendants in two purported class action lawsuits filed in the Delaware Court of Chancery in February 2004, entitled Hoffacker v. OneSource Information Services, Inc., et al., Filing ID No. 3140593, and Pennsylvania Avenue Funds v. Kamin, et al., Filing ID No. 3141683, respectively. The complaints allege, among other things, that the defendants breached their fiduciary duties in entering into the proposed transaction with affiliates of ValueAct Capital. The complaints seek unspecified damages and injunctive relief. OneSource and its directors believe the claims to be without merit and intend to defend against them vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

      OneSource’s common stock is traded on the NASDAQ National Market System under the symbol “ONES”. Public trading of OneSource’s common stock commenced on May 19, 1999.

(A)	Market Price of Common Stock

      The following table sets forth the high and low closing prices as reported by the NASDAQ National Market for the periods indicated.

	2003		2002

	High	Low	High	Low

First quarter	$8.00	$5.25	$10.36	$6.02
Second quarter	$8.60	$5.71	$8.40	$6.45
Third quarter	$8.57	$7.28	$6.90	$5.42
Fourth quarter	$10.50	$8.15	$7.67	$5.15

      The quotations represent inter-dealer quotations, without adjustments for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. The number of record holders of OneSource’s common stock at March 18, 2004 was 59.

(B)	Use of Proceeds from Sales of Registered Securities

      OneSource has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business. OneSource does not anticipate paying any cash dividends in the foreseeable future.

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

      OneSource has not sold any securities in 2003, 2002, and 2001 that were not registered under the Securities Act of 1933.

(D)	Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information regarding our equity compensation plans approved and not approved by stockholders as of December 31, 2003:

(C)
	(A)	(B)	Number of securities
	Number of securities to	Weighted average	remaining available for
	be issued upon exercise	exercise price of	future issuance
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (A))

Equity compensation plans approved by stockholders	2,528,477	$7.82	951,506 (1)
Equity compensation plans not approved by stockholders	—	—	—

Total	2,528,477	$7.82	951,506

(1)	Excludes 129,016 shares available for future issuance as of December 31, 2003 under the OneSource 1999 Employee Stock Purchase Plan, which was terminated effective February 29, 2004.

      Additional information with respect to our equity compensation plans appears in this Annual Report on Form 10-K in the Notes to Consolidated Financial Statements under the caption “Stock Plans” on page F-16, and is incorporated by reference.

Item 6.     Selected Financial Data

      The consolidated statement of income data provided for the years ended December 31, 2003, 2002, and 2001, and the consolidated balance sheet data as of December 31, 2003 and 2002, are derived from, and are qualified by reference to, OneSource’s audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the years ended December 31, 2000 and 1999, and the consolidated balance sheet data as of December 31, 2001, 2000, and 1999, are derived from audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The following consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of Income Data:
Revenues	$57,284	$57,750	$59,017	$51,889	$35,548
Cost of revenues	18,228	18,064	18,496	17,909	14,809

Gross profit	39,056	39,686	40,521	33,980	20,739

Operating expenses:
Selling and marketing	17,135	16,467	18,447	20,519	13,254
Platform and product development	10,574	10,040	8,360	8,842	7,996
General and administrative	7,308	6,156	5,889	5,079	5,474
Amortization of acquired intangible assets	327	427	460	460	261
Restructuring	—	—	660	—	—
Amortization of goodwill	—	—	1,020	1,043	115

Total operating expenses	35,344	33,090	34,836	35,943	27,100

Income (loss) from operations	3,712	6,596	5,685	(1,963)	(6,361)
Interest income, net	363	437	853	887	47
Other income(1)	—	—	—	2,000	2,000

	Year ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Income (loss) before provision for income taxes	4,075	7,033	6,538	924	(4,314)
Provision for income taxes	1,528	2,602	1,882	66	133

Net income (loss)	$2,547	$4,431	$4,656	$858	$(4,447)

Net income (loss) per share:
Basic	$0.22	$0.37	$0.37	$0.07	$(0.50)
Diluted	$0.21	$0.35	$0.34	$0.06	$(0.50)
Weighted average common shares outstanding:
Basic	11,489	11,859	12,424	11,509	8,822
Diluted	11,884	12,512	13,519	13,509	8,822

	December 31,

	2003	2002	2001	2000	1999

	(In thousands, except number of customers data)
Balance Sheet Data:
Cash and cash equivalents	$22,794	$23,096	$18,162	$17,338	$13,598
Working capital (deficit)	3,165	3,645	2,399	1,827	(691)
Total assets	60,563	58,798	53,543	58,832	49,698
Total current and long-term debt	2,574	—	—	33	234
Deferred revenues	29,520	30,257	27,144	29,229	24,222
Total stockholders’ equity	18,711	17,509	16,000	16,353	13,363
Other Data for Web-based Products:
Annualized contract value(2)	$52,723	$56,075	$56,077	$58,354	$38,743
Number of customers	750	812	817	869	583
Average annualized contract value per customer	$70.3	$69.0	$68.7	$67.2	$66.5

(1)	Other income for each of the years ended December 31, 2000 and 1999 included $2.0 million of license fees related to a software license agreement.

(2)	Annualized contract value represents the invoiced fees for one month that are included in deferred revenues for all customer contracts for Web-based products in effect at the measurement date, multiplied by 12, without regard to the actual remaining duration of such contracts. For more information regarding annualized contract value, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Annualized Contract Value.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section should be read in conjunction with the “Selected Financial Data” and OneSource’s Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

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

Recent Significant Developments

      On October 3, 2003, OneSource announced that it had received an unsolicited letter from ValueAct Capital Partners, L.P. and its affiliates (“ValueAct Capital”) expressing an interest in acquiring OneSource’s business. OneSource’s board of directors subsequently formed a special committee of outside directors to evaluate OneSource’s strategic options to maximize shareholder value. The special committee engaged Morgan Stanley & Co. and Portico Capital Securities LLC to assist it in this review. On January 13, 2004, ValueAct Capital amended its Schedule 13D indicating that it was not in a position to refresh its level of interest until OneSource announced its fourth quarter and year-end 2003 financial results.

      On February 5, 2004, OneSource announced that as part of the special committee’s evaluation of strategic options, discussions were held with potential acquirers, and the future operating plans and prospects of OneSource were reviewed. A number of organizations expressed interest in OneSource, but none of these discussions led to a final offer to acquire OneSource. As a result, the special committee concluded its active evaluation of strategic options. In connection with the review of strategic options, both the board of directors and Dan Schimmel, president and chief executive officer and director of OneSource, determined that new executive leadership would be in the best interest of OneSource and its shareholders. As a result, OneSource accepted the resignation of Mr. Schimmel, effective as of February 5, 2004. OneSource’s current chairman Martin Kahn was appointed executive chairman and chief executive officer on an interim basis.

      On February 9, 2004, OneSource announced that it received a letter from ValueAct Capital indicating that it was prepared to offer to acquire all of the outstanding shares of OneSource not already owned by ValueAct Capital at a cash price of $8.10 per share on the terms and conditions contained in a merger agreement enclosed with the letter.

      On February 18, 2004, OneSource announced that it had entered into a merger agreement with affiliates of ValueAct Capital. Under the agreement, each share of common stock of OneSource outstanding at the time of the merger (other than shares held by ValueAct Capital), will be converted into the right to receive $8.40 per share in cash. ValueAct Capital held an approximate 32% ownership interest in OneSource, according to its filing on February 9, 2004 with the Securities and Exchange Commission. The transaction is expected to close in the second quarter of 2004. On February 17, 2004, OneSource’s Rights Agreement with American Stock Transfer & Trust Company, dated as of October 7, 2003, was amended to exempt the proposed transaction.

      During the first quarter of 2004, OneSource incurred approximately $0.5 million to $0.7 million in expenses in connection with the execution of the merger agreement with affiliates of ValueAct Capital. These expenses include legal fees, accounting fees, and compensation for members of the special committee. In addition, severance costs for OneSource’s previous chief executive officer, which were recorded in the first quarter of 2004, include cash payments of approximately $0.5 million and non-cash compensation expense of $56,000 related to the modification of stock options.

Overview

      OneSource provides primarily Web-based business and financial information products to professionals who need quick access to timely and reliable company, industry, and market intelligence. OneSource’s primary products, the OneSource Business Browser products, are password-protected, subscription-based products that provide sales, marketing, finance, and management professionals and consultants with industry and company profiles, research reports, media accounts, executive listings and biographies, and financial information on over 1.7 million public and private companies. OneSource customers access this information over the Internet using standard Web browsers. As a Web-based solution, the Business Browser product line does not require the purchase of additional computer hardware by the customer. OneSource also distributes its CorpTech high-technology company database as part of the Business Browser product line, as part of a separate Web-based product, as part of CD Roms, as printed directories, and through third party distributors. In addition, OneSource provides fee-based consulting services to customers who seek to integrate content from OneSource products into their internal software platforms and applications such as intranets, portals, and customer relationship management systems. These fee-based services include helping customers apply

OneSource’s proprietary classification system which organizes and links customers’ internal data with content from OneSource products, as well as assisting customers in designing and building custom information applications.

      OneSource was formed as a division of Lotus Development Corporation in 1987 and became an independent company when it was purchased in a management buy-out in 1993. Until December 1996, OneSource’s business was to provide business information to the financial community using CD Rom technology as the primary method of distribution. The introduction of the Business Browser product line in December 1996 marked a fundamental shift in the business as OneSource began a transition away from its legacy CD Rom business and toward Web-based products. The OneSource Business Browser product line is designed to be a comprehensive and easy-to-use business and financial information resource, integrating over 2,500 sources of business information from more than 30 business and financial information providers and OneSource’s own CorpTech high-technology company database. The OneSource product line also includes the AppLink software development kit, which allows customers to access content from Business Browser products through their own internal applications and without the use of the Business Browser user interface and pre-established screens and workflow.

      Revenues from OneSource products generally consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues ratably on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues decreased 2% to $29.5 million as of December 31, 2003 from $30.3 million as of December 31, 2002 and increased 9% from $27.1 million as of December 31, 2001.

      Cost of revenues consists primarily of royalty costs for information providers and, to a lesser extent, employee salaries and benefits, facilities allocation and related expenses, depreciation associated with computers for data processing and on-line requirements, amortization of capitalized internal use software development costs, and Web hosting expenses. OneSource enters into contracts with information providers, which are generally for a term of at least one year and automatically renew if not canceled by either party as of the end of any term. These contracts may be terminated by either party during the term under certain breach(es) and other circumstances. Under these agreements, royalties are generally paid on a quarterly basis to information providers. Royalties are generally calculated as a fixed fee, as a flat percentage of the amount that OneSource invoices its customers, or as a calculated fee based upon product revenue growth of OneSource products compared to prior periods. Royalties are initially recorded as deferred royalties and are expensed over the term of the contract period as revenues are earned.

      Selling and marketing expense consists primarily of employee salaries and benefits to OneSource’s sales force, customer support organization, and marketing personnel; sales commissions paid to OneSource’s sales force; facilities allocation and related expenses; direct marketing promotional materials; trade show exhibitions; and advertising. Sales commissions are paid when customers are invoiced, generally initially recorded as deferred commissions, and expensed over the term of the subscription period as revenues are earned. All other selling and marketing costs are expensed as incurred.

      Platform and product development expense consists primarily of employee salaries and benefits, facilities allocation and related expenses, as well as outside contractor expenses, relating to the development of the “platform” of core software supporting OneSource products and the development of new products based upon that platform. Platform and product development expense includes expenses relating to the editorial staff that implements the Global Business Taxonomy system to integrate disparate information sources into the OneSource Business Browser products.

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

      Software Development Costs. Platform and product development costs, other than certain software development costs, are charged to expense as incurred. OneSource follows Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires research and development costs associated with the application development stage to be capitalized for internal use software. Capitalized software development projects include software platforms used in OneSource products and programs used for its proprietary classification system. Management is required to use professional judgment in determining whether development costs meet the criteria in SOP 98-1 for immediate expense or capitalization. OneSource capitalizes qualified internal and external costs directly associated with developing or modifying internal-use software, which begins with the application development stage and ends when the software is ready for its intended use. The application development stage typically includes tasks such as coding and testing. Capitalized internal-use software is amortized over its estimated useful life, generally two to three years.

      Deferred Royalties and Commissions. Deferred royalties and commissions include royalty costs and sales commissions that are associated with procuring information and securing a subscription to be delivered over the subscription period, respectively. These costs are deferred and amortized ratably over the associated subscription period as a component of cost of revenues and selling and marketing expense, respectively. Long-term deferred royalties are attributable to certain limited contracts with information providers that allow for the use of their information generally for a predetermined period of time at no additional cost to OneSource after termination of the contract (“Wind-down Period”). OneSource currently intends to renew all existing contracts which include a Wind-down Period, and accordingly, royalty payments associated with a Wind-down Period have been classified as long-term deferred royalties. If a contract relating to the procurement of information used in the OneSource products is terminated prematurely and/or OneSource elects to no longer use such information, for any reason, royalty expense recognition may be accelerated and incurred sooner than originally anticipated.

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

      Goodwill and Acquired Intangible Assets. Goodwill and acquired intangible assets, which consist of a trademark, subscriber list, and database, were the results of an acquisition of a company by OneSource in 1999. Acquired intangible assets are amortized using the straight-line method over periods of approximately five to seven years, based on the estimated useful life. In accordance with Statements of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” OneSource ceased amortizing goodwill as of January 1, 2002 and reviews goodwill for potential impairment in the third quarter of each fiscal year, as well as on event-driven basis, using a fair value approach. Since OneSource constitutes one reporting unit under SFAS No. 142, its fair value, which equals its market capitalization based on the closing price of its common stock as quoted on the NASDAQ National Market, is compared to its net assets, which includes the carrying value of goodwill. If OneSource’s market capitalization exceeds its net assets, it is determined that no impairment has occurred and no adjustment is required. If impairment is indicated, a write-down to the implied fair value of goodwill is recorded. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

      Long-Lived Asset Impairment. OneSource periodically evaluates its long-lived assets, excluding goodwill, for impairment under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate, in management’s judgment, that the carrying amount of such assets may not be recoverable. OneSource’s long-lived assets subject to such a review include property and equipment, capitalized software costs and acquired intangible assets. When such events or changes in circumstances occur, OneSource assesses the recoverability of the assets by determining whether the amortization of the remaining balance over its estimated remaining life can be recovered through projected undiscounted future cash flows and measures the impairment loss, if any, based on the related future estimated discounted cash flows. Such events and changes in circumstances include, but are not limited to, significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends.

      Income Taxes. OneSource records income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” which requires management judgment in determining OneSource’s consolidated provision for income taxes, deferred income tax balances, and any valuation allowance associated with deferred tax assets. A deferred income tax asset or liability is established when differences exist between the financial statement carrying amount and the tax bases of assets and liabilities. When it is more likely than not that all or some portion of specific deferred tax assets will not be recovered from future taxable income, a valuation allowance must be established for the amount of deferred tax assets that are determined not to be realizable. In accordance with SFAS No. 109, OneSource evaluates all available evidence, both positive and negative, bearing upon the realizability of its deferred tax assets. Through the third quarter of 2003, OneSource recorded a full valuation allowance against its deferred tax assets. At December 31, 2003, the valuation allowance was reduced to zero because OneSource determined that it was more likely than not that its deferred tax assets would be realized based on facts and circumstances which include, but are not limited to, its recent history of profitability, current economic conditions and forecasted profitability in the future. This reduction of the valuation allowance which was related to net operating losses carryforwards from stock option exercises resulted in an increase of $0.8 million to additional paid-in capital.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of total revenues represented by each line item in OneSource’s consolidated statements of income. Historical trends in revenues or operating results may not be indicative of future results.

	Year ended December 31,

	2003	2002	2001

	(Percentage of total
	revenues)
Revenues	100%	100%	100%
Cost of revenues	32	31	31

Gross profit	68	69	69

Operating expenses:
Selling and marketing	30	29	31
Platform and product development	18	17	14
General and administrative	13	11	10
Amortization of acquired intangible assets	1	1	2
Restructuring	—	—	1
Amortization of goodwill	—	—	1

Total operating expenses	62	58	59

Income from operations	6	11	10
Interest income, net	1	1	1

Income before provision for income taxes	7	12	11
Provision for income taxes	3	4	3

Net income	4%	8%	8%

Comparison of Results for the Years Ended December 31, 2003 and 2002

      Revenues. Revenues decreased 1% to $57.3 million for the year ended December 31, 2003 from $57.8 million for the year ended December 31, 2002. Web-based product revenues decreased 1% to $55.4 million for the year ended December 31, 2003 from $55.7 million for the year ended December 31, 2002. This decrease was primarily a result of an overall decline in revenues by $1.7 million, which was partially offset by the impact of a higher average currency conversion rate relating to the conversion of British pounds to United States dollars, which increased Web-based product revenues by $1.4 million. At the same time, CD Rom product and other revenues decreased 7% to $1.9 million for the year ended December 31, 2003 from $2.0 million for the year ended December 31, 2002, primarily as a result of OneSource’s continued emphasis on development, sales, and marketing of the Business Browser product line.

      Cost of Revenues. As a percentage of revenues, cost of revenues increased to 32% for the year ended December 31, 2003 from 31% for the year ended December 31, 2002. Total cost of revenues increased 1% to $18.2 million for the year ended December 31, 2003 from $18.1 million for the year ended December 31, 2002. This increase was principally due to increased royalty expense by $0.7 million associated with the addition of Global Business Browser — Asia Pacific Edition and content on small and mid-market United States and Canadian companies, increased amortization expense of capitalized software development costs by $0.3 million due to the amortization of recently released OneSource products, and increased expense for the purchase and maintenance of external software programs by $0.2 million. Partially offsetting these increases were lower compensation-related expense in product production by $0.4 million as a result of decreased headcount, decreased depreciation expense associated with computer equipment used for data processing and on-line requirements by $0.5 million, decreased Web hosting expense by $0.1 million as a result of equipment consolidation, and decreased use of external contractors by $0.1 million.

      Selling and Marketing Expense. As a percentage of revenues, selling and marketing expense increased to 30% for the year ended December 31, 2003 from 29% for the year ended December 31, 2002. Selling and marketing expense increased 4% to $17.1 million for the year ended December 31, 2003 from $16.5 million for the year ended December 31, 2002. This increase was principally due to increased recruiting and employee development costs by $0.3 million, increased compensation-related expense by $0.3 million, increased travel and entertainment expense by $0.1 million, increased expense for the purchase and maintenance of external software programs by $0.1 million, increased allocation of facility costs as a result of increased headcount by $0.1 million, and increased depreciation expense associated with computer equipment by $0.1 million. Partially offsetting these increases for the year ended December 31, 2003 were lower fees paid to external consultants by $0.3 million and decreased direct marketing expenses by $0.1 million. OneSource expects that selling and marketing expense will decrease slightly during fiscal year 2004 as compared to fiscal year 2003.

      Platform and Product Development Expense. As a percentage of revenues, platform and product development expense increased to 18% for the year ended December 31, 2003 from 17% for the year ended December 31, 2002. Platform and product development expense increased 5% to $10.6 million for the year ended December 31, 2003 from $10.0 million for the year ended December 31, 2002. This increase was principally due to higher compensation-related expense by $2.1 million as a result of increased headcount, higher expense with respect to the use of external contractors for platform and product development by $0.5 million, increased allocation of facility costs as a result of increased headcount by $0.2 million, and increased travel and entertainment expenses by $0.1 million. Partially offsetting these increases by $2.0 million was the increased capitalization of software development costs primarily associated with development of software platforms to be used in OneSource products and programs used for its proprietary classification system. In addition, recruiting and employee development costs decreased by $0.2 million and depreciation expense decreased by $0.1 million, which partially offset the increase in platform and product development expense. For the year ended December 31, 2004, OneSource plans to decrease its spending in platform and product research and development slightly compared to the prior year. OneSource also anticipates that external and internal capitalized software development costs will be in the range of approximately $3.0 million to $3.5 million in 2004.

      General and Administrative Expense. As a percentage of revenues, general and administrative expense increased to 13% for the year ended December 31, 2003 from 11% for the year ended December 31, 2002. General and administrative expense increased 19% to $7.3 million for the year ended December 31, 2003 from $6.2 million for the year ended December 31, 2002. This increase was primarily due to $0.9 million of costs incurred in connection with the work of OneSource’s board of directors’ special committee, which was formed to evaluate OneSource’s strategic options related to the October 2003 unsolicited letter from ValueAct Capital Partners, L.P. and its affiliates expressing its interest in acquiring OneSource’s business. These costs primarily included investment advisory fees of $0.5 million, compensation of $0.2 million to members of the special committee and legal fees of $0.2 million. Compensation expense also increased by $0.6 million related to increased headcount. These increases were partially offset by a reduction in recruiting and employee development costs by $0.1 million, decreased facility costs by $0.2 million, and decreased fees paid to external contractors by $0.1 million.

      Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets decreased to $0.3 million for the year ended December 31, 2003 from $0.4 million for the year ended December 31, 2002. This decrease was principally the result of the cost of a non-compete agreement becoming fully amortized as of September 30, 2002.

      Interest Income, Net. Interest income, net of interest expense, was $0.4 million for each of the years ended December 31, 2003 and 2002.

      Provision for Income Taxes. Provision for income taxes decreased 41% to $1.5 million for the year ended December 31, 2003 from $2.6 million for the year ended December 31, 2002. This decrease was due to pre-tax income of $4.1 million at an effective tax rate of 37.5% for the year ended December 31, 2003 as compared to pre-tax income of $7.0 million at an effective tax rate of 37% for the year ended December 31, 2002. For both years ended December 31, 2003 and 2002, OneSource calculated its provision for income taxes for its domestic income using the federal statutory tax rate of 34%, plus an estimated effective state tax rate of 5%. For both years ended December 31, 2003 and 2002, OneSource calculated its provision for income taxes for its foreign income using a 30% effective tax rate. Due to differentials in domestic and foreign income for the years ended December 31, 2003 and 2002, these calculations yielded annualized worldwide effective tax rates of 37.5% for the full year 2003 and 37% for the full year 2002. During the year ended December 31, 2003, OneSource reduced the valuation allowance against its deferred tax assets to zero. This reduction of the valuation allowance which was related to net operating losses carryforwards from stock option exercises resulted in an increase of $0.8 million to additional paid-in capital.

Comparison of Results for the Years Ended December 31, 2002 and 2001

      Revenues. Total revenues decreased 2% to $57.8 million for the year ended December 31, 2002 from $59.0 million for the year ended December 31, 2001. Web-based product revenues decreased 1% to $55.7 million for the year ended December 31, 2002 from $56.3 million for the year ended December 31, 2001. This decrease was primarily a result of an overall decline in business by $1.2 million, which was partially offset by the impact of a higher average currency conversion rate relating to the conversion of British pounds to United States dollars, which increased Web-based product revenues by $0.6 million. At the same time, CD Rom product and other revenues, which consist of licensing royalties and mailing lists, decreased 24% to $2.0 million in 2002 from $2.7 million in 2001. These decreases were primarily a result of the effects of the economic slowdown and resulting impact on OneSource’s customer base.

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

      Selling and Marketing Expense. Selling and marketing expense decreased as a percentage of total revenues to 29% in 2002 from 31% in 2001. Selling and marketing expense decreased 11% to $16.5 million for the year ended December 31, 2002 from $18.4 million for the year ended December 31, 2001. These decreases were principally due to decreased compensation-related expense by $2.1 million, decreased recruiting expense by $0.1 million, and decreased travel and entertainment expenses by $0.3 million, which were primarily the result of workforce reductions in 2001. These decreases were partially offset by increases in direct marketing expenses by $0.3 million and in fees paid to external consultants by $0.6 million

      Platform and Product Development Expense. Platform and product development expense increased as a percentage of total revenues to 17% in 2002 from 14% in 2001. Platform and product development expense increased 20% to $10.0 million for the year ended December 31, 2002 from $8.4 million for the year ended December 31, 2001. These increases were primarily the result of higher compensation related expense by $2.2 million due to increased staffing, increased use of outside contractors for platform and product development by $0.4 million, and increased recruiting expense by $0.1 million. Partially offsetting these increases was the capitalization of software development costs associated with the expanded development of new platforms and products that increased to $1.9 million for 2002 from $0.8 million for 2001.

      General and Administrative Expense. General and administrative expense increased as a percentage of total revenues to 11% in 2002 from 10% in 2001. General and administrative expense increased 5% to $6.2 million for the year ended December 31, 2002 from $5.9 million for the year ended December 31, 2001. These increases were primarily due to higher insurance premium rates for directors and officers liability insurance and other commercial insurance by $0.1 million, and higher general supplies, postage and shipping costs by $0.1 million.

      Restructuring. Restructuring expense was zero for the year ended December 31, 2002, down from $0.7 million for the year ended December 31, 2001. Restructuring expense during the year ended December 31, 2001 was the result of cost reduction measures implemented in both July and November 2001 that resulted in an 11% reduction in our overall workforce and the consolidation of certain functions. Restructuring expense primarily consists of severance related expenses associated with the reduction in OneSource’s overall workforce.

      Amortization of Goodwill. Amortization of goodwill decreased to zero for the year ended December 31, 2002 from $1.0 million for the year ended December 31, 2001. This decrease was the result of OneSource’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and its requirement to cease the amortization of goodwill as of January 1, 2002.

      Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets decreased to $0.4 million for the year ended December 31, 2002 from $0.5 million for the year ended December 31, 2001. This decrease was the result of the cost of a non-compete agreement becoming fully amortized during the year ended December 31, 2002.

      Interest Income, Net. Interest income, net of interest expense, decreased to $0.4 million for the year ended December 31, 2002 from $0.9 million for the year ended December 31, 2001. The decrease was primarily the result of lower rates on invested funds, which was offset partially by higher average cash balances.

      Provision for Income Taxes. Provision for income taxes increased to $2.6 million for the year ended December 31, 2002 from $1.9 million for the year ended December 31, 2001. This increase was due to pre-tax income of $7.0 million at an effective tax rate of 37% for the year ended December 31, 2002 as compared to pre-tax income of $6.5 million at an effective tax rate of 29% for the year ended December 31, 2001. The effective tax rate increase was primarily due to the utilization of all remaining tax benefits in 2001 from federal net operating loss carryforwards. OneSource calculated its provision for income taxes for its domestic income using the federal statutory tax rate of 34%, plus an estimated effective state tax rate of 5% for the year ended December 31, 2002 and 6% for the year ended December 31, 2001. For both years ended December 31, 2002 and 2001, OneSource calculated its provision for income taxes for its foreign income using a 30% effective tax rate.

Quarterly Results of Operations (Unaudited)

      The following tables set forth a summary of OneSource’s unaudited quarterly operating results for each of the eight quarters in the two-year period ended December 31, 2003. This information has been derived from unaudited interim consolidated financial statements that, in the opinion of management, have been prepared on a basis consistent with the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with OneSource’s Consolidated Financial

Statements and the Notes thereto. Operating results as shown below for any quarter are not necessarily indicative of results for any future period.

	Quarter ended

	2003				2002

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,

	(In thousands, except per share data)
Statement of Income Data:
Revenues	$14,499	$13,890	$14,399	$14,496	$14,596	$14,557	$14,373	$14,224
Cost of revenues	4,437	4,442	4,640	4,709	4,696	4,501	4,454	4,413

Gross profit	10,062	9,448	9,759	9,787	9,900	10,056	9,919	9,811

Operating expenses:
Selling and marketing	4,208	4,133	4,350	4,444	4,170	4,385	4,189	3,723
Platform and product development	2,570	2,683	2,630	2,691	2,367	2,279	2,741	2,653
General and administrative	2,574	1,522	1,705	1,507	1,613	1,677	1,291	1,575
Amortization of acquired intangible assets	82	82	82	81	82	115	115	115

Total operating expenses	9,434	8,420	8,767	8,723	8,232	8,456	8,336	8,066

Income from operations	628	1,028	992	1,064	1,668	1,600	1,583	1,745
Interest income, net	62	75	117	109	138	95	102	102

Income before provision for income taxes	690	1,103	1,109	1,173	1,806	1,695	1,685	1,847
Provision for income taxes	259	413	422	434	668	627	642	665

Net income	$431	$690	$687	$739	$1,138	$1,068	$1,043	$1,182

Net income per share:
Basic	$0.04	$0.06	$0.06	$0.06	$0.10	$0.09	$0.09	$0.10
Diluted	$0.04	$0.06	$0.06	$0.06	$0.09	$0.09	$0.08	$0.09
Weighted average common shares outstanding:
Basic	11,413	11,311	11,558	11,680	11,658	11,797	11,957	12,029
Diluted	11,835	11,705	11,883	12,119	12,180	12,368	12,620	12,884

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

      In calculating annualized contract value, OneSource factors only those contracts for which the customer has actually been invoiced. Since amounts invoiced are included in deferred revenues on OneSource’s balance sheets for all customer contracts with terms extending beyond the month of invoice, this demonstrates that annualized contract value is based on actual customer contracts reflected in OneSource’s historical financial statements. To compute annualized contract value, one multiplies by twelve the amount of total invoiced fees for one month that are included in deferred revenues. Annualized contract value is not intended to be an absolute indicator of future revenues. OneSource only annualizes existing, invoiced contracts, but does so without regard to the remaining term of those contracts. Most of OneSource’s contracts are for 12 months, but as of the date that OneSource calculates annualized contract value, the remaining term of nearly all of OneSource’s contracts will be less than 12 months. If a customer fails to pay its invoiced fees or terminates the contract or if OneSource is unable to renew a contract, its revenues in subsequent periods may be less than expected if based solely on annualized contract value. Conversely, if OneSource adds additional customers or renews existing contracts at higher rates, its revenues in future periods may exceed expectations if based solely on annualized contract value.

      The calculation of annualized contract value for OneSource’s Web-based products is illustrated below:

		One Month of
	Web-Based	Invoiced Fees
	Deferred	in Deferred	Annualized
Measurement Date	Revenues	Revenues	Contract Value

	(In thousands)
December 31, 2002	$29,748	$4,672.9	$56,075
December 31, 2003	28,742	4,393.6	52,723

      The aggregate annualized contract value for Web-based products was $52.7 million as of December 31, 2003 and $56.1 million as of December 31, 2002. Of this $52.7 million, $47.6 million was attributable to those customers that were under contract as of both December 31, 2002 and 2003. The renewal rate for subscribers of the Business Browser product line as of December 31, 2003 was 78% calculated on a dollar basis, whereas the renewal rate for those subscribers that also used the AppLink software development kit as of December 31, 2003 was 81% calculated on a dollar basis.

      The number of Web-based customers decreased to 750 at December 31, 2003 from 812 at December 31, 2002. On average, OneSource’s customers for Web-based products as of December 31, 2003 had an annualized contract value of $70,297 per customer, compared to an average annualized contract value of $69,058 per customer as of December 31, 2002.

      As of December 31, 2003, 45 organizations licensed the AppLink software development kit. Such customers as of December 31, 2003 generated, on average, approximately $380,000 each in annualized contract value.

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

      Cash and cash equivalents totaled $22.8 million at December 31, 2003, compared to $23.1 million at December 31, 2002. The decrease was primarily due to funds used by investing activities of $5.1 million and financing activities of $0.9 million, partially offset by funds provided by operating activities of $4.6 million and the effect of exchange rate changes of $1.0 million.

      Net cash provided by operating activities was $4.6 million for the year ended December 31, 2003, compared to $12.7 million for the year ended December 31, 2002. The net decrease of $8.0 million period to period was the result of a net decrease in operating assets and liabilities of $5.1 million, which was primarily attributable to a decrease in deferred revenues of $4.0 million, a decrease in the tax benefits of stock options of $0.6 million, a decrease in deferred income taxes by $0.2 million, a decrease in depreciation and amortization of $0.1 million, a decrease in amortization of acquired intangible assets by $0.1 million, and net income of $2.5 million in 2003 compared to net income of $4.4 million in 2002.

      Net cash used in investing activities was $5.1 million for the year ended December 31, 2003, compared to $3.7 million for the year ended December 31, 2002. Net cash used in investing activities was primarily due to purchases of property and equipment for $3.2 million during the year ended December 31, 2003 and $1.9 million during the year ended December 31, 2002, as well as $2.5 million for capitalized software development costs for the year ended December 31, 2003 and $1.9 million for the year ended December 31, 2002. Purchases of property and equipment for the years ended December 31, 2003 and 2002 include $1.4 million and zero, respectively, of capitalized software development costs. The remaining purchases of property and equipment for the years ended December 31, 2003 and 2002 of $1.8 million and $1.9 million, respectively, primarily consisted of software and computer equipment. For the year ended December 31, 2003, OneSource capitalized an aggregate of $3.9 million of external and internal software development costs compared to $1.9 million for the year ended December 31, 2002. These capitalized software development costs were primarily associated with development of software platforms to be used in OneSource products and programs used for its proprietary classification system. For the year ended December 31, 2003, software development projects primarily included a new data repository on a single, unified database structure; development of new platform functionality; additional functionalities for the AppLink software development kit including, but not limited to, development of an XML-based version; and the Catalyst modules. These uses of cash were offset in part by proceeds from the release of restricted time deposits of $0.6 million during the year ended December 31, 2003. The restricted time deposits were required to secure irrevocable letters of credit with a bank in connection with two facility leases. During the year ended December 31, 2003, these letters of credit were secured by a working capital line of credit.

      Net cash used in financing activities was $0.9 million for the year ended December 31, 2003, compared to $4.5 million for the year ended December 31, 2002. Net cash used in financing activities primarily consisted of the repurchase of common stock of $6.6 million during the year ended December 31, 2003 and $5.6 million during the year ended December 31, 2002, and repayments of long-term debt of $0.6 million during the year ended December 31, 2003. Partially offsetting these uses were proceeds from long-term debt of $3.1 million during the year ended December 31, 2003 and proceeds from the exercise of stock options and the employee stock purchase plan of $3.2 million during the year ended December 31, 2003 and $1.1 million during the year ended December 31, 2002. During the years ended December 31, 2003 and 2002, OneSource issued 896,591 and 173,038 shares of OneSource common stock, respectively, in connection with its stock option plans and the employee stock purchase plan.

      In April 2001, OneSource’s board of directors announced a stock buyback program to repurchase up to 1,000,000 shares of OneSource common stock over the following twelve months. In January 2002, OneSource completed the repurchase of its common stock authorized under this program at an average price of $8.48 per share.

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

      In July 2003, OneSource’s board of directors announced a fourth stock buyback program to repurchase up to an additional $7.0 million of its common stock over the following twelve months. As of December 31, 2003, OneSource had repurchased 234,882 shares of its common stock under this fourth stock buyback program at an average price of $7.83 per share, for a total cost of $1.8 million.

      OneSource believes that its current cash and cash equivalents and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the following twelve months. However, in order to protect itself in the event of a strategic cash requirement, in December 2002, OneSource entered into a Loan and Security Agreement with Silicon Valley Bank permitting borrowings of up to $10.0 million, which is comprised of a $5.0 million working capital line of credit and a $5.0 million equipment line of credit. In June 2003, OneSource reserved $0.6 million from the working capital line of credit to secure two letters of credit related to leased office space. The working capital line of credit initially expired on December 20, 2003. On January 8, 2004, OneSource entered into the First Loan Modification Agreement that retroactively extended the working capital revolving line of credit portion of the Loan and Security Agreement from December 21, 2003 until March 18, 2004. OneSource did not renew the working capital revolving line of credit which expired on March 18, 2004. The maximum borrowing capacity for the working capital line of credit was limited to 80% of OneSource’s eligible domestic accounts receivable that are less than 90 days outstanding. The Loan and Security Agreement contains financial covenants requiring that once a borrowing takes place, OneSource maintain an adjusted quick ratio of 2.0:1 and report a net profit of at least $1.00 for each fiscal quarter. The adjusted quick ratio is defined as quick assets to current liabilities, minus deferred revenue. As of December 31, 2002, OneSource was in compliance with these financial covenants. However, at December 31, 2003, OneSource did not comply with certain negative covenants of the Loan and Security Agreement and the bank has waived such noncompliance.

Contractual Obligations and Commitments

      The following table presents OneSource’s contractual obligations and commercial commitments as of December 31, 2003:

		Payments due by period

		Less than	One to	Three to	More than
Contractual Obligations	Total	one year	three years	five years	five years

	(In thousands)
Long-term debt	$2,579	$1,050	$1,529	$—	$—
Operating leases	1,324	772	552	—	—
Royalty contracts	8,383	7,294	1,089	—	—
Purchase obligations	526	526	—	—	—

Total	$12,812	$9,642	$3,170	$—	$—

Off-Balance Sheet Arrangements

      OneSource does not engage in off-balance sheet transactions.

Related Party Transactions

      During the year ended December 31, 2003, OneSource had no related party transactions. During the year ended December 31, 2002 and 2001, OneSource had related party transactions for subscriptions to OneSource products. Related parties consisted of customers who held a greater than 10% ownership interest in OneSource. At December 31, 2002 and 2001, OneSource had trade accounts receivable of $0.7 million and $0.5 million, respectively, due from one related party. OneSource recognized revenues of $0.7 million and $0.8 million in the years ended December 31, 2002 and 2001, respectively, from two related parties.

Recently Issued Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (the “EITF”) reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 addresses revenue recognition for revenue arrangements with multiple deliverables. The deliverables in these revenue arrangements should be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis; there is objective and reliable evidence of the fair value of the undelivered elements; and, if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable. The relative fair value of each unit should be determined and the total consideration of the arrangement should be allocated among the individual units based on their relative fair value. The guidance in this issue is effective for revenue arrangements entered into after June 15, 2003.

OneSource has determined that the adoption of EITF Issue 00-21 did not have an impact on its results of operations or financial position.

      In April 2003, the Financial and Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting and reporting for derivatives, amending the previously issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. OneSource has determined that the adoption of SFAS No. 149 did not have an impact on its financial position and results of operations.

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

      In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), “Revenue Recognition.” SAB 104 was effective upon issuance and supersedes Staff Accounting Bulletin No. 101 (“SAB No. 101”), “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance in SAB 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” OneSource has determined that the adoption of SAB No. 104 did not have an impact on its financial position and results of operations.

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

      THE TRANSACTION WITH AFFILIATES OF VALUEACT CAPITAL MAY NOT BE COMPLETED. On February 18, 2004, we announced that we had entered into a merger agreement with affiliates of ValueAct Capital Partners, L.P. Under the agreement, each share of our common stock outstanding at the time of the merger (other than shares held by ValueAct Capital and its affiliates), will be converted into the right to receive $8.40 per share in cash. The transaction is expected to close in the second quarter of 2004 but ValueAct Capital may refuse to complete the transaction for a variety of reasons, including if there is a material adverse change affecting us or if holders of more than 5% of our outstanding capital stock exercise dissenters’ rights. If the transaction is not completed for any reason, we may be subject to a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	We may be required to pay a termination fee of $3 million plus up to $1 million of expenses of ValueAct Capital and its affiliates;

•	the price of our common stock may decline to the extent that the relevant current market price reflects a market assumption that the transaction will be completed;

•	some costs related to the transaction, such as legal, accounting, financial advisor and financial printing fees, must be paid even if the transaction is not completed;

•	activities relating to the transaction and related uncertainties may divert management’s attention from day-to-day business and cause substantial disruptions among employees and relationships with customers and data providers; and

•	provisions in the merger agreement include certain operating restrictions and prevent us from engaging in activities, discussions and negotiations with third parties regarding transactions that would involve a transfer of control which may prevent us from being able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

      OUR SALES EFFORTS TO OUR TARGET MARKET MAY BE LENGTHY, INVOLVE DELAYS, OR INVOLVE UNCERTAINTY, ALL OF WHICH MAY ADVERSELY IMPACT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. Selling our products and services to Global 5000 companies, our target market, involves sales cycles that we believe are potentially longer and more uncertain than those involving small-size organizations. Our customers generally commit significant time and resources to evaluate our products and services, and they often require us to expend substantial time, effort, and money to educate them about our products and services. In addition, these sales efforts often require final approval from our customers’ senior level management, potentially resulting in delays to the sales cycle. Any of these factors may extend the sales cycle and increase the uncertainty of whether a sale will actually be completed. Further, uncertainty resulting from our announcement of the transaction with ValueAct Capital and its affiliates may cause current and potential customers to defer orders. The timing and uncertainty of sales and the length of the sales cycle may cause our operating results to vary significantly from quarter to quarter and may adversely impact our business, operating results, and financial condition.

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

      Despite the investment of management, technical, and financial resources with respect to these efforts, the potential new products and services may not produce the revenues, earnings, or business results that we may anticipate for the following reasons:

•	we may experience difficulty in developing and implementing products and services that integrate and operate effectively with our customers’ existing applications, business processes, and functions;

•	the products and services may not achieve market acceptance;

•	we may contract with certain third parties to provide content and/or supplement the products and services we provide, which may yield lower gross margins than our existing business;

•	we may experience delays in the development and implementation of these products and services; and

•	the introduction of new products and services may require changes to accounting methods, policies, and procedures.

      WE HAVE A CUMULATIVE DEFICIT AND EXPECT TO CONTINUE TO HAVE A CUMULATIVE DEFICIT FOR THE FORESEEABLE FUTURE, AND WE MAY NOT SUSTAIN OR INCREASE NET INCOME UNLESS WE CONTINUE TO OFFSET OUR ROYALTY PAYMENTS AND OPERATING EXPENSES WITH REVENUES FROM OUR WEB-BASED PRODUCTS AND SERVICES. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998, $6.4 million in 1999, and $2.0 million in 2000, and had income from operations of

$5.7 million in 2001, $6.6 million in 2002, and $3.7 million in 2003. As of December 31, 2003, we had an accumulated deficit of $6.8 million. If we are unable to offset our royalty payments and operating expenses with revenues from our Web-based products and services, we may not be able to sustain or increase net income.

      WE RELY ON GENERATING SUBSCRIPTION REVENUES FROM OUR WEB-BASED PRODUCT LINE, AND WE MAY NOT SUSTAIN OR INCREASE NET INCOME UNLESS DEMAND FOR OUR WEB-BASED PRODUCTS REMAINS THE SAME OR CONTINUES TO GROW. Subscription revenues from Web-based product line accounted for 97% of total revenues in 2003, 96% of total revenues in 2002, 95% of total revenues in 2001, 91% of total revenues in 2000, 90% of total revenues in 1999, 53% of total revenues in 1998, and 11% of total revenues in 1997. As a result, our future financial condition may depend heavily on the success or failure of our Web-based product line. These products were introduced in December 1996, and it is difficult to predict demand and market acceptance in the rapidly evolving Web-based business information products and services market. If the demand for our Web-based products does not remain the same or continue to grow, whether due to, among other factors, increased competition, lack of market acceptance, insufficient enhancements, failure of Internet or Web use to grow in general, or technological change, we may not be able to sustain or increase net income.

      SOME OF OUR STOCKHOLDERS MAY BE ABLE TO SIGNIFICANTLY INFLUENCE THE OUTCOME OF MATTERS REQUIRING STOCKHOLDER APPROVAL, WHICH MAY ACCELERATE, DELAY, FACILITATE, OR MAKE MORE DIFFICULT A MERGER, TENDER OFFER, OR PROXY CONTEST, AND MAY ADVERSELY AFFECT THE RIGHTS OF OUR STOCKHOLDERS. Our current directors, officers, and greater than 10% stockholders together beneficially own a significant portion of our outstanding shares of common stock. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring shareholder approval, including the proposed transaction with ValueAct Capital and its affiliates, which may accelerate, delay, facilitate, or make more difficult a merger, tender offer, or proxy contest, and may adversely affect the rights of our stockholders.

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

      In October 2003, our board of directors adopted the Rights Plan under which all holders of record of our common stock as of October 6, 2003 were issued a right to purchase a fraction of a share of a new series of preferred stock. The Rights Plan is designed to enhance the ability of our board of directors to provide for fair and equal treatment for all shareholders and may deter some potential acquirers. In connection with the proposed transaction with ValueAct Capital and its affiliates, the Rights Plan was amended to exempt the transaction.

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

      IF WE LOSE KEY PERSONNEL AND ARE UNABLE TO ATTRACT ADDITIONAL AND RETAIN EXISTING KEY PERSONNEL, IT MAY CAUSE AN ADVERSE EFFECT ON OUR

BUSINESS. We expect that our future success will depend, in substantial part, on the continued services of our senior management. None of our senior management has entered into employment agreements with us, and we do not maintain key-person life insurance on any of our employees. The loss of the services of one or a group of our key personnel may have a material, adverse effect on development of new products and services, our ability to manage the business, and our financial condition. On February 5, 2004, we announced that Dan Schimmel, our president and chief executive officer, resigned, and Martin Kahn, our current chairman, was appointed executive chairman and chief executive officer on an interim basis. In addition, we expect that our future success will depend on our continuing ability to attract, retain, and motivate highly qualified technical, customer support, sales, finance, accounting, and managerial personnel. Competition for such key personnel is intense, and we cannot assure that we will be able to retain such personnel or that we will be able to attract, assimilate, or retain other highly qualified personnel in the future. Further, competition for highly qualified key personnel may lead to increased recruitment and retention costs, thus potentially hindering our financial condition. Moreover, uncertainty resulting from our announcement of the proposed transaction with ValueAct Capital and its affiliates may cause our key personnel to seek other employment opportunities, and our ability to attract and retain key personnel may be harmed, which may adversely affect our business.

      IF OUR INFORMATION PROVIDERS PROVIDE US WITH INACCURATE OR UNRELIABLE DATA, FAIL TO TRANSMIT THEIR DATA FEEDS IN A TIMELY MANNER, CEASE DOING BUSINESS WITH US, OR REQUIRE US TO SIGNIFICANTLY INCREASE OUR ROYALTY OBLIGATIONS, FUTURE SALES OF OUR WEB-BASED PRODUCTS AND SERVICES MAY BE JEOPARDIZED, AND THIS MAY ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. We depend significantly on information providers to supply accurate and reliable information and data feeds to us on a timely basis. Our Web-based products and services may experience interruptions (and potentially may be compromised) due to any failure, delay, or cut-off in the transmission or receipt of this information, or a requirement by our information providers that royalty payments be significantly increased. In addition, our products and services may be negatively affected if our information providers provide us with faulty or erroneous data that becomes integrated with our products and services. Further, as a result of our announcement of the proposed transaction with ValueAct Capital and its affiliates, some of our information providers may seek to change or terminate their relationships with us. We may then have to seek alternative sources, and, in some cases, it is possible that reasonable alternatives may not exist without resorting to multiple sources, or may not be provided in a timely manner. This may result in increased costs or reduced functionality of our products and services and may adversely affect our business, operating results, and financial condition.

      IF OUR THIRD PARTY HOSTING FACILITY SUFFERS A DISASTER, IT MAY BE COSTLY TO CORRECT, AND OUR BUSINESS MAY SUFFER SIGNIFICANT LOSSES. OneSource makes its on-line products available through one hosting facility, which is managed by SAVVIS Communications Corporation (formerly Cable & Wireless U.S.A., Inc.). This hosting facility was moved in fiscal year 2003 from Medford, Massachusetts to Waltham, Massachusetts. Our third party hosting facility may suffer a disaster relating to the facility, its power supplies, or telecommunications transports. Defects, errors, or a disaster at our third party hosting facility also may result in significant downtime, and our business may as a consequence suffer significantly from potential adverse customer reaction, litigation, negative publicity, loss of revenues, or harm to our reputation.

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

      COMPETITION IN OUR INDUSTRY IS INTENSE, AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO; THIS COMPETITION MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. The business information products and services industry is intensely competitive and rapidly evolving. Several of our information providers compete against each other and in some cases with us. We face direct or indirect competition from numerous companies, including the following:

•	large, well-established business and financial information providers, such as Dow Jones & Co., Pearson PLC, Reuters Group PLC, and McGraw-Hill Companies Inc.;

•	aggregators of business and financial information, such as LexisNexis Group (a Reed Elsevier Plc subsidiary), The Dialog Corporation (a Thomson Corporation subsidiary), Factiva (a Dow Jones & Co. subsidiary), Alacra, Inc., Capital IQ, Inc., and Bureau Van Dijk Computer Services SA;

•	providers of company information, such as Thomson Financial, Inc. (a Thomson Corporation subsidiary), Hemscott Group Ltd. (a Finmedia Ltd. subsidiary), and Hoovers, Inc. (a subsidiary of The Dun & Bradstreet Corporation);

•	providers of sales, marketing, and credit information, such as Dun & Bradstreet, Inc. (a subsidiary of The Dun & Bradstreet Corporation) and InfoUSA Inc.; and

•	Web retrieval and Web “portal” companies and other free or low-cost mass market on-line services, such as Yahoo! Inc., AOL-Time Warner, Inc., MarketWatch.com, Inc., Google, Inc., and TheStreet.com, Inc.

      Based on reported operating results, industry reports and other publicly available information, many of our competitors have longer operating histories, greater name recognition, larger customer bases, and greater financial, technical, and marketing resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in user requirements, or to devote greater resources to the research, development, promotion, and sale of their products and services than we can. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential employees, customers, and information providers. Our competitors also may develop products and services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. Ultimately, we may lose customers to competitors if we are not able to satisfy increasingly sophisticated customer requirements, enhance existing OneSource products and services, and develop new products and services in a timely, economical fashion. In addition, increased competition may result in price reductions, reduced margins, or loss of market share, any of which may adversely affect our business, operating results, and financial condition.

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

      IF A SIGNIFICANT NUMBER OF OUR CUSTOMERS EXPERIENCE A DECLINE IN THEIR FINANCIAL CONDITION, THE COLLECTABILITY OF OUR ACCOUNTS RECEIVABLE MAY SUFFER, AND MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. If a significant number of our customers experience a decline in their financial condition, it may cause us to write-off the amounts owed by these customers as bad debt expense, a reduction of deferred revenues, and/or realize a revenue reduction, either of which may adversely affect our operating results and financial condition.

      EXPANDING INTO INTERNATIONAL MARKETS WHERE WE HAVE LIMITED PRIOR EXPERIENCE MAY ADVERSELY AFFECT OUR BUSINESS. Our principal offices are located in the United States and in the United Kingdom, but we look to expand our business opportunities into new markets. Expanding into diverse international markets exposes us to certain risks of conducting business that include, but are not limited to, the following: potential higher costs, unanticipated regulatory changes, political instability, terrorism, difficulties in staffing and managing operations, adverse tax consequences, currency and exchange rate fluctuations, and seasonal reductions in business activity. In addition, the impact of language and other cultural differences may result in product and service offerings that may not satisfy the needs of our customers and may not be profitable. Further, strategic relationships may be necessary to facilitate expansion into certain markets, and our business may be adversely affected if we misallocate our resources and ultimately fail to gain new or effective alliances in these areas. Moreover, possible nationalization, expropriation, and limits and unique laws pertaining to the collection and provision of certain types of information on individuals (e.g., the Data Protection Act, the European Commission’s Directive on Data Protection, etc.) may hinder operations in international markets, and may adversely affect our business.

      GENERAL ECONOMIC AND GEOPOLITICAL CONDITIONS MAY NEGATIVELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. An economic downturn and uncertain geopolitical environment may cause organizations to delay or forego entirely investments in value-added business information products and services such as our Web-based products and services. We have experienced these effects in the last quarter as a result of the recent economic slowdown and geopolitical conditions. A prolonged recession and difficult geopolitical situation may cause organizations that comprise our target market to significantly reduce discretionary spending with business information providers and create a greater risk of business failure among existing subscribers. These effects may adversely affect our operating results and financial condition.

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

      POTENTIAL GROWTH IN OUR FUTURE OPERATIONS MAY STRAIN OUR MANAGERIAL AND FINANCIAL RESOURCES AND OPERATING SYSTEMS. FAILURE TO SUCCESSFULLY MANAGE GROWTH, OR UNEXPECTED DIFFICULTIES DURING EXPANSION, MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. We have experienced growth in our operations and plan to pursue growth opportunities related to the OneSource product line, related software applications, and fee-based services, particularly in our target market accounts. In order to support such potential growth, we may need to: (i) implement and modify relevant financial, operational, and management controls; reporting systems; and procedures on a timely basis; (ii) expand, train, and manage our employee base; and (iii) alter the coordination among our staff responsible for product and platform development, sales and marketing, and finance and administration. If we are unable to accomplish any of these objectives during a period of growth, our operating results and financial condition may be adversely impacted.

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

      Further, a substantial portion of our expenses, including most product and platform development and selling and marketing expenses, must be incurred in advance of revenue generation. If we are unable to sustain or expand our sales and marketing efforts and our projected revenues do not meet our expectations, then we are likely to experience a shortfall in our income from operations relative to our expectations. Moreover, any potential claims, even if not meritorious, in a lawsuit against us may result in the expenditure of significant financial and managerial resources on our part, which may contribute to a decrease in investment of our stock and may adversely impact our operating results and financial condition by potentially subjecting us to significant liabilities and negative publicity and by diverting management’s attention and resources.

      WE MAY BE SUBJECT TO POTENTIAL LITIGATION BY ANY THIRD PARTY CONCERNING THE INFRINGEMENT OF ANY PROPRIETARY RIGHT, AND SUCH LITIGATION MAY BE COSTLY AND TIME CONSUMING. IN ADDITION, WE MAY HAVE TO INCUR LEGAL EXPENSES TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. There has been substantial litigation in the information services industry involving intellectual property rights. Although we believe that we have not infringed, and are not infringing, the intellectual property of others through our products and services, if such claims were to be asserted, with or without merit, they may adversely affect our business, operating results, and financial condition. In addition, to the extent that we license from third parties information that is included in our Web-based product line, our potential exposure to copyright infringement actions may increase because we must rely upon warranties and representations by such information providers as to the origin and ownership of content that we are subsequently licensing to users of our Web-based products; such warranties and representations may be inaccurate or inadequate. In addition, although we generally include indemnification provisions in our agreements with information providers, indemnification may not be adequate compensation for breach of such warranties and representations. In the event of a successful claim against us, we may be required to pay significant monetary damages if we are held to have willfully infringed a patent, copyright, trade secret, or other proprietary right; discontinue use or sale of the infringing products or information; expend significant resources to develop non-infringing technology; and/or enter into royalty and licensing agreements that may not be offered on acceptable terms. If a successful claim is filed against us and we fail to commercially develop or license a substitute technology, our business may be adversely harmed.

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

      THE FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR COMMON STOCK PRICE, WHICH MAY CAUSE DIFFICULTIES IN THE FUTURE TO SELL EQUITY IN THE FUTURE. If our stockholders decide to sell substantial amounts of our common stock, including shares that may be issued upon the exercise of outstanding options in the public market, the market price of our common stock may decrease. Such potential sales may make it increasingly difficult for us to sell equity securities in the future at a time and price that we deem reasonable and appropriate.

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

      IF WE ARE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO OPERATING EXPENSES DUE TO A REASSESSMENT OF OUR ACQUIRED INTANGIBLE ASSETS OR CAPITALIZED SOFTWARE DEVELOPMENT COSTS, THIS MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION. We are required under generally accepted accounting principles to periodically review our acquired intangible assets, which consist of goodwill, trademarks, a subscriber list, and a database, and our capitalized software development costs, which consist of software programs and platforms used in our products and programs used for our proprietary classification system. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our acquired intangible assets or capitalized software development costs may not be recoverable include significant underperformance relative to expected historical or projected operating results and significant negative industry or economic trends. We assess the recoverability of our acquired intangible assets and capitalized software development costs by determining whether the amortization of the remaining balance over its estimated remaining life can be recovered through projected undiscounted future cash flows and measure the impairment loss, if any, based on the related future estimated discounted cash flows. If we determine that our acquired intangible assets or our capitalized software development costs may not be recoverable, we may be required to record a significant charge to operating expenses in our consolidated statement of income during the period in which any impairment is determined. This may adversely affect our operating results and financial condition.

      LAWS, RULES, AND REGULATIONS WITH RESPECT TO CORPORATE GOVERNANCE, REPORTING, AND DISCLOSURE MAY HINDER OUR ABILITY TO ATTRACT AND/ OR RETAIN CAPABLE BOARD MEMBERS, A CHIEF EXECUTIVE OFFICER, AND A CHIEF FINANCIAL OFFICER, AND MAY RESULT IN A REDUCTION IN THE NUMBER OF BOARD MEMBERS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION AND OUR ABILITY TO MEET LISTING CRITERIA. In July 2002, President George W. Bush signed the Sarbanes-Oxley Act of 2002 into law, and several rules and regulations were announced thereafter. Among other things, the Sarbanes-Oxley Act of 2002 imposes corporate governance, reporting, and disclosure requirements; introduces stricter independence and financial expertise standards for audit committees; and sets stiff penalties for securities fraud. In addition, the United States Securities and Exchange Commission and the Nasdaq National Market are considering proposals on related corporate governance topics. The Sarbanes-Oxley Act of 2002 and the related rules and regulations will likely increase the scope, complexity and costs of our corporate governance, reporting, and disclosure practices, and may increase the risk of personal liability for our board members, chief executive officer, and chief financial officer. Consequently, it may become more difficult to attract and/or retain such individuals, and may result in a decrease in the number of board members, which may adversely affect our business, operating results, and financial condition and our ability to meet listing criteria.

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

      IT MAY BECOME INCREASINGLY EXPENSIVE TO OBTAIN AND MAINTAIN LIABILITY INSURANCE AT CURRENT LEVELS. We contract for insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more limited, with larger deductibles, higher costs, more exclusions, and fewer carriers. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels or, if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear an increased portion of risks for which we have traditionally been covered by insurance, which may negatively affect our results of operations.

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

      OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. OneSource’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are primarily conducted in British pounds, rather than multiple foreign currencies. Operating results are translated into United States dollars and consolidated for reporting purposes. Foreign currency transaction gains and losses were not material in amount for the years ended December 31, 2003, 2002, and 2001. OneSource does not engage in hedging activities.

      OneSource also owns money market funds that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve OneSource’s capital until it is required to fund operations, including OneSource’s sales and marketing and product development activities. None of these market-risk sensitive instruments are held for trading purposes. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. OneSource does not enter into derivatives or any other financial instruments for trading or speculative purposes. As of December 31, 2003 and 2002, OneSource had $22.8 million and $23.1 million in cash and cash equivalents, respectively.

      In December 2002, OneSource entered into a Loan and Security Agreement with Silicon Valley Bank permitting borrowings of up to $10.0 million, which is comprised of a $5.0 million working capital line of credit and a $5.0 million equipment line of credit. The working capital line of credit initially expired on December 20, 2003. On January 8, 2004, OneSource entered into the First Loan Modification Agreement that retroactively extends the working capital revolving line of credit portion of the Loan and security Agreement from December 21, 2003 through March 18, 2004. OneSource did not renew the working capital revolving line of credit which expired on March 18, 2004. Borrowings under the working capital line of credit incur interest at the prime interest rate (4.00% as of December 31, 2003) plus 0.25%, and borrowings under the equipment line of credit incur interest at the prime interest rate plus 0.50%. Because of its variable interest rate, the carrying value of OneSource’s debt approximates its fair value.

Item 8.	Financial Statements and Supplementary Data

      OneSource’s Consolidated Financial Statements, Financial Statement Schedule and the Reports of Independent Auditors, are set as indexed in Item 15 on page 40.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Evaluation of disclosure controls and procedures. Based on their evaluation of OneSource’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934) as of December 31, 2003, OneSource’s principal executive officer and principal financial officer have concluded the following: (i) OneSource’s disclosure controls and procedures are effective to ensure that information required to be disclosed by OneSource in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within time periods specified in Securities and Exchange Commission rules and forms; and (ii) OneSource’s disclosure controls and procedures are effective to ensure that information required to be disclosed by OneSource in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to OneSource’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      Changes in internal control over financial reporting. There were no significant changes in OneSource’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, OneSource’s internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated by reference to the sections entitled “Occupations of Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation — Audit Committee Financial Expert” and “Certain Relationships and Related Transactions — Other Related Transactions” of OneSource’s Proxy Statement for its 2004 Special Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days after December 31, 2003.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to the section entitled “Executive Compensation” of OneSource’s Proxy Statement for its 2004 Special Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days after December 31, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference to Part II, Item 5(D) entitled “Securities Authorized for Issuance Under Equity Compensation Plans” of this Form 10-K and the section entitled “Securities Ownership of Certain Beneficial Owners and Management” of OneSource’s Proxy Statement for its 2004 Special Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days after December 31, 2003.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the sections entitled “ The Merger Agreement” and “Certain Relationships and Related Transactions” of OneSource’s Proxy Statement for its 2004 Special Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days after December 31, 2003.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is incorporated by reference to the section entitled “Relationship With Auditors” of OneSource’s Proxy Statement for its 2004 Special Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days after December 31, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this report:

      The following Consolidated Financial Statements, Financial Statement Schedules and the Reports of the Independent Auditors are filed herein:

      (1) Financial Statements:

      (2) Financial Statement Schedules:

Report of Independent Auditors on Financial Statement Schedule	S-1
Schedule II — Valuation and Qualifying Accounts	S-2

      All other financial statement schedules are omitted because they are not required, are inapplicable or the information has been included elsewhere in the financial statements or notes thereto.

(b)	Reports on Form 8-K

      A current report on Form 8-K dated October 6, 2003 was filed by OneSource on October 7, 2003 with the United States Securities and Exchange Commission that reported that OneSource announced (i) the formation by the OneSource Board of Directors of a special committee of independent directors to evaluate OneSource’s strategic options and a recent unsolicited offer received by OneSource from ValueAct Capital Partners, L.P. and its affiliates (“ValueAct Capital”) expressing an interest in an acquisition of OneSource, and (ii) the adoption of a shareholder rights plan by the OneSource Board of Directors.

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

      A current report on Form 8-K dated October 16, 2003 was furnished by OneSource on October 16, 2003 with the United States Securities and Exchange Commission that reported that OneSource announced financial results for the third quarter ended September 30, 2003.

      A current report on Form 8-K dated February 5, 2004 was filed by OneSource on February 5, 2004 with the United States Securities and Exchange Commission that reported that (i) OneSource accepted the resignation of Dan Schimmel as President and Chief Executive Officer and as a Director; (ii) current

Chairman of the Board of Directors Martin Kahn has been named executive chairman and appointed CEO on an interim basis; (iii) the special committee announced that it has completed its review of strategic options; and (iv) OneSource announced financial results for the fourth quarter ended December 31, 2003.

      A current report on Form 8-K dated February 9, 2004 was filed by OneSource on February 9, 2004 with the United States Securities and Exchange Commission that reported that OneSource received a letter from ValueAct Capital indicating ValueAct was prepared to offer to acquire all of the outstanding shares of OneSource at a cash price of $8.10 per share on the terms and conditions contained in a merger agreement enclosed with the letter. OneSource also announced that the special committee of the board of directors of OneSource is reviewing the proposal in order to determine the course of action which will serve the best interests of all shareholders.

      A current report on Form 8-K dated February 18, 2004 was filed by OneSource on February 18, 2004 with the United States Securities and Exchange Commission that reported that OneSource announced that it had entered into a merger agreement with affiliates of ValueAct Capital.

      A current report on Form 8-K dated February 18, 2004 was filed by OneSource on February 18, 2004 with the United States Securities and Exchange Commission that reported that OneSource announced that it had entered into an Agreement and Plan of Merger, dated as of February 18, 2004, by and among OneSource, VAC-OS Holdings LLC (“Parent”) and OS Merger Sub, Inc. (“Merger Sub”). Parent and Merger Sub are affiliates of ValueAct Capital and its affiliates.

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

Exhibit
No.		Description

2.01		Agreement and Plan of Merger dated September 8, 1999 by and between the Registrant and Corporate Technology Information Services, Inc. (filed as Exhibit 2.1 to Form 8-K dated September 8, 1999, No. 000-25849 and incorporated herein by reference).
2.02		Escrow Agreement dated September 8, 1999 by and among the Registrant, Corporate Technology Information Services, Inc., Andrew Campbell and Citizens Bank of Massachusetts (filed as Exhibit 2.2 to Form 8-K dated September 8, 1999, No. 000-25849 and incorporated herein by reference).
2.03		Agreement and Plan of Merger, dated as of February 18, 2004, by and among the Registrant, VAC-OS Holdings LLC and OS Merger Sub, Inc. (filed as Exhibit 2.1 to the Form 8-K on February 18, 2004, and incorporated herein by reference).
3.01		Second Amended and Restated Certificate of Incorporation of the Registrant, as amended on May 24, 2001 (filed as Exhibit 3.01 to the Annual Report on Form 10-K on March 27, 2002 and incorporated herein by reference).
3.02		Second Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.04 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
4.01		Rights Agreement, dated as of October 7, 2003, between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Form 8-K on October 9, 2003, and incorporated herein by reference).
4.02		Amendment No. 1 to the Rights Agreement, dated as of February 17, 2004 (filed as Exhibit 4.1 to the Form 8-K on February 18, 2004, and incorporated herein by reference).
10	.01*	1993 Stock Purchase and Option Plan (filed as Exhibit 10.01 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10	.02*	1999 Stock Option and Incentive Plan, as amended on May 22, 2002 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q on August 14, 2002 and incorporated herein by reference).
10	.03*	1999 Employee Stock Purchase Plan, as amended on May 24, 2001 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q on August 10, 2001 and incorporated herein by reference).
10.04		Registration Agreement dated September 8, 1993 (filed as Exhibit 10.04 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10.05		Lease dated January 20, 1999 by and between the Registrant and 300 Baker Avenue Associates, Limited Partnership (filed as Exhibit 10.12 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10.06		Agreement and Plan of Merger dated February 26, 1999 by and between the Registrant and OneSource Holding Corporation (filed as Exhibit 10.13 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10.08		Form of Management Stock Purchase Agreement (filed as Exhibit 10.09 the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10.09		Stock Purchase Agreement dated August 3, 1993, by and among Lotus Development Corporation, Datext, Inc. and Datext Holding Corporation (filed as Exhibit 10.10 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10.10		Form of Fee Termination Agreement (filed as Exhibit 10.16 to the Registration Statement on Form S-1, No. 333-73263 and incorporate herein by reference).
10.11		Stock Redemption Agreement dated April 21, 1999 (filed as Exhibit 10.17 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).
10	.12*	2001 Non-Employee Director Stock Option Plan dated May 24, 2001 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q on August 10, 2001 and incorporated herein by reference).
10.13		Registration Rights Agreement dated November 1, 2002 by and among the Registrant, ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P., and ValueAct International, Ltd. (filed as Exhibit 10.1 to the Form 8-K on November 6, 2002, and incorporated herein by reference).

Exhibit
No.	Description

10.14	Loan and Security Agreement, dated as of December 20, 2002, between Silicon Valley Bank and OneSource Information Services, Inc. (filed as Exhibit 10.14 to the Annual Report on Form 10-K on March 27, 2003, and incorporated herein by reference).
10.15	First Loan Modification Agreement, dated as of January 8, 2004, between Silicon Valley Bank and OneSource Information Services, Inc.
10.16	Form of Change of Control Agreement by and between OneSource Information Services, Inc. and each of the following individuals: Yvonne Cekel, David DeSimone, Philip Garlick, Roy Landon, Mary McCabe, Daniel Schimmel, and William Schumacher.
14.01	OneSource Information Services, Inc. Code of Business Conduct and Ethics
21.01	Subsidiaries of the Registrant (filed as Exhibit 21.01 to the Annual Report on Form 10-K on March 28, 2001 and incorporated herein by reference).
23.02	Consent of PricewaterhouseCoopers LLP
24.01	Power of Attorney (included in signature page)
31.01	Rule 13a-14(a)/15d-14(a) Certification
31.02	Rule 13a-14(a)/15d-14(a) Certification
32.01	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan, contract, or arrangement required to be filed as an exhibit pursuant to Item 14(c).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONESOURCE INFORMATION SERVICES, INC.

By: /s/ MARTIN KAHN

MARTIN KAHN
Chairman of the Board of Directors and Interim CEO

Date: March 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ ROY D. LANDON

ROY D. LANDON
Senior Vice President and Chief Financial Officer

Date: March 29, 2004

By: /s/ HENRY ANCONA

HENRY ANCONA
Director

Date: March 29, 2004

By: /s/ CARL P. FISHER

CARL P. FISHER
Director

Date: March 29, 2004

By: /s/ PETER H. KAMIN

PETER H. KAMIN
Director

Date: March 29, 2004

By: /s/ ROBERT J. MASSIE

ROBERT J. MASSIE
Director

Date: March 29, 2004

POWER OF ATTORNEY AND SIGNATURES

      The undersigned officers and directors of OneSource Information Services, Inc. hereby severally constitute and appoint Martin Kahn and Roy D. Landon, and each of them singly, with full power of substitution, our true and lawful attorneys-in-fact and agents, until June 15, 2004, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable OneSource Information Services, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K.

Signature	Title(s)	Date

/s/ MARTIN KAHN Martin Kahn	Chairman of the Board of Directors and Interim Chief Executive Officer (principal executive officer)	March 29, 2004

/s/ ROY D. LANDON Roy D. Landon	Senior Vice President and Chief Financial Officer (principal financial officer)	March 29, 2004

/s/ CARL P. FISHER Carl P. Fisher	Director	March 29, 2004

/s/ HENRY ANCONA Henry Ancona	Director	March 29, 2004

/s/ ROBERT J. MASSIE Robert J. Massie	Director	March 29, 2004

/s/ PETER H. KAMIN Peter H. Kamin	Director	March 29, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

OneSource Information Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of OneSource Information Services, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to these consolidated financial statements, the Company changed its method of accounting for the amortization of goodwill in accordance with guidance provided by Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January 28, 2004, except for Note 15,
as to which the date is March 1, 2004

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$22,794	$23,096
Accounts receivable, net of allowance for doubtful accounts of $289 and $299 at December 31, 2003 and 2002, respectively	16,705	16,499
Deferred royalties	1,729	2,873
Deferred commissions	1,362	1,644
Prepaid expenses and other current assets	899	822

Total current assets	43,489	44,934
Property and equipment, net	4,612	3,629
Goodwill	4,445	4,445
Acquired intangible assets, net	890	1,217
Restricted time deposit	—	603
Long-term deferred royalties	1,517	1,540
Capitalized software development costs, net	3,923	2,250
Deferred income taxes	1,480	—
Other assets	207	180

Total assets	$60,563	$58,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,046	$—
Accounts payable	1,851	2,222
Accrued compensation and benefits	2,692	2,534
Accrued royalties	2,641	3,419
Accrued expenses	1,882	2,612
Deferred revenues	29,520	30,257
Deferred income taxes	692	245

Total current liabilities	40,324	41,289
Long-term debt	1,528	—

Total liabilities	41,852	41,289

Commitments, contingencies and guarantees (Note 13)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value:
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value:
35,000,000 shares authorized; 13,287,453 shares issued and 11,635,432 shares outstanding at December 31, 2003; 13,287,453 shares issued and 11,681,741 shares outstanding at December 31, 2002	133	133
Additional paid-in capital	36,720	35,128
Accumulated deficit	(6,801)	(5,856)
Accumulated other comprehensive income	941	437
Treasury stock, at cost	(12,282)	(12,333)

Total stockholders’ equity	18,711	17,509

Total liabilities and stockholders’ equity	$60,563	$58,798

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,

	2003	2002	2001

Revenues	$57,284	$57,750	$59,017
Cost of revenues	18,228	18,064	18,496

Gross profit	39,056	39,686	40,521

Operating expenses:
Selling and marketing	17,135	16,467	18,447
Platform and product development	10,574	10,040	8,360
General and administrative	7,308	6,156	5,889
Amortization of acquired intangible assets	327	427	460
Restructuring	—	—	660
Amortization of goodwill	—	—	1,020

Total operating expenses	35,344	33,090	34,836

Income from operations	3,712	6,596	5,685
Interest income	446	490	903
Interest expense	(83)	(53)	(50)

Income before provision for income taxes	4,075	7,033	6,538
Provision for income taxes	1,528	2,602	1,882

Net income	$2,547	$4,431	$4,656

Net income per share:
Basic	$0.22	$0.37	$0.37
Diluted	$0.21	$0.35	$0.34
Weighted average common shares outstanding:
Basic	11,489	11,859	12,424
Diluted	11,884	12,512	13,519

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

						Accumulated
	Common Stock		Additional			Other	Treasury Stock		Total
			Paid-in	Unearned	Accumulated	Comprehensive			Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income	Shares	Amount	Equity	Income

Balance, December 31, 2000	12,158,467	$122	$30,309	$(174)	$(14,033)	$129	—	$—	$16,353
Comprehensive income:
Net income					4,656				4,656	$4,656
Foreign currency translation adjustment						138			138	138

Comprehensive income										$4,794

Amortization of unearned compensation relating to grants of stock options				97					97
Issuance of common stock pursuant to exercise of options	812,030	8	1,601						1,609
Issuance of common stock pursuant to the employee stock purchase plan	50,967	—	379						379
Repurchase of common stock							960,600	(8,097)	(8,097)
Tax benefits of stock options			865						865

Balance, December 31, 2001	13,021,464	130	33,154	(77)	(9,377)	267	960,600	(8,097)	16,000
Comprehensive income:
Net income					4,431				4,431	$4,431
Foreign currency translation adjustment						170			170	170

Comprehensive income										$4,601

Amortization of unearned compensation relating to grants of stock options				77					77
Issuance of common stock pursuant to exercise of options	238,327	3	471		(858)		(150,199)	1,157	773
Issuance of common stock pursuant to the employee stock purchase plan	27,662	—	175		(52)		(22,839)	179	302
Repurchase of common stock							818,150	(5,572)	(5,572)
Tax benefits of stock options			1,328						1,328

Balance, December 31, 2002	13,287,453	133	35,128	—	(5,856)	437	1,605,712	(12,333)	17,509
Comprehensive income:
Net income					2,547				2,547	$2,547
Foreign currency translation adjustment						504			504	504

Comprehensive income										$3,051

Issuance of common stock pursuant to exercise of options			14		(3,410)		(859,725)	6,421	3,025
Stock-based employee compensation expense			51						51
Issuance of common stock pursuant to the employee stock purchase plan					(82)		(36,866)	277	195
Repurchase of common stock							942,900	(6,647)	(6,647)
Tax benefits of stock options			1,527						1,527

Balance, December 31, 2003	13,287,453	$133	$36,720	$—	$(6,801)	$941	1,652,021	$(12,282)	$18,711

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows relating to operating activities:
Net income	$2,547	$4,431	$4,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,061	3,152	3,067
Amortization of goodwill	—	—	1,020
Amortization of acquired intangible assets	327	427	460
Stock-based employee compensation expense	51	77	97
Tax benefits of stock options	739	1,328	865
Deferred income taxes	(245)	—	—
Loss on disposal of fixed assets	14	7	23
Changes in operating assets and liabilities:
Accounts receivable	355	864	2,413
Deferred royalties	1,144	260	2,036
Deferred commissions	282	(302)	771
Prepaid expenses and other assets	(81)	(518)	(65)
Long-term deferred royalties	23	(514)	(1,026)
Accounts payable	(491)	460	(95)
Accrued compensation and benefits	84	391	(1,269)
Accrued royalties	(778)	(420)	(1,655)
Accrued expenses	(737)	734	22
Deferred revenues	(1,659)	2,302	(1,890)

Net cash provided by operating activities	4,636	12,679	9,430

Cash flows relating to investing activities:
Decrease in restricted time deposits	603	—	—
Purchases of property and equipment	(3,246)	(1,872)	(1,843)
Capitalization of software development costs	(2,480)	(1,872)	(759)

Net cash used by investing activities	(5,123)	(3,744)	(2,602)

Cash flows relating to financing activities:
Issuance of stock pursuant to stock options and employee stock purchase plan	3,220	1,075	1,988
Repurchase of common stock for treasury	(6,647)	(5,572)	(8,097)
Proceeds from issuance of long-term debt	3,140	—	—
Repayments of long-term debt	(566)	—	—
Repayment of capital lease obligations	—	—	(33)

Net cash used by financing activities	(853)	(4,497)	(6,142)

Effect of exchange rate changes on cash and cash equivalents	1,038	496	138

Increase (decrease) in cash and cash equivalents	(302)	4,934	824
Cash and cash equivalents, beginning of year	23,096	18,162	17,338

Cash and cash equivalents, end of year	$22,794	$23,096	$18,162

Supplemental disclosure of cash flow information:
Cash paid for interest	$64	$32	$1
Cash paid for income taxes	$1,664	$411	$333

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business

      OneSource Information Services, Inc. (“OneSource”) provides Web-based business and financial information products to professionals in corporations and other enterprises and also distributes information on private technology companies. OneSource primarily sells its products through a direct sales force located throughout the United States and United Kingdom. OneSource manages its business as a single segment.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of OneSource and its wholly-owned subsidiaries: Corporate Technology Information Services, Inc. and OneSource Information Services Limited. All significant intercompany transactions and balances have been eliminated.

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

Deferred Royalties and Commissions

      Deferred royalties and commissions include royalty costs and sales commissions that are associated with procuring information and securing a subscription to be delivered over the subscription period, respectively. These costs are deferred and amortized ratably over the associated subscription period as a component of cost of revenues and selling and marketing expense, respectively. Long-term deferred royalties are attributable to certain limited contracts with information providers that allow for the use of their information for a predetermined period of time at no additional cost to OneSource after termination of the contract (“Wind-down Period”). OneSource currently intends to renew all existing contracts that include a Wind-down Period, and accordingly, royalty payments associated with a Wind-down Period have been classified as long-term deferred royalties. If a contract relating to the procurement of information used in the OneSource products is terminated prematurely and/or OneSource elects to no longer use such information, for any reason, royalty expense recognition may be accelerated and incurred sooner than originally anticipated. At December 31, 2003 and 2002, deferred costs consisted of $1.4 million and $1.6 million, respectively, related to sales commissions and $3.2 million and $4.4 million, respectively, related to royalties.

Cash and Cash Equivalents

      Cash equivalents consist of highly liquid investment securities with original maturities of three months or less at the date of purchase and are stated at cost, which approximates fair market value. At December 31, 2003 and 2002, cash equivalents totaled $21.7 million and $21.3 million, respectively, and consisted primarily of money market funds.

Allowance For Doubtful Accounts

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

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three to five years, using the straight-line method. Repair and maintenance costs are expensed as incurred. As an asset is retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

Advertising Costs

      OneSource recognizes advertising expense as incurred. Advertising expense was approximately $48,000, $78,000 and $58,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Goodwill and Acquired Intangible Assets

      Goodwill and acquired intangible assets, which consist primarily of a trademark, subscriber list and a database, were the result of an acquisition of a company by OneSource in 1999. Acquired intangible assets are amortized using the straight-line method over periods of approximately five years to seven years, based on their estimated useful lives. In accordance with Statement of Financial Accounting Standard No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” OneSource ceased amortizing goodwill as of January 1, 2002 and reviews goodwill for potential impairment in the third quarter of each fiscal year, as well as on an event-driven basis, using a fair value approach. Since OneSource constitutes one reporting unit under SFAS No. 142, its fair value, which equals its market capitalization based on the closing price of its common stock as quoted on the NASDAQ National Market, is compared to its net assets, which includes the carrying value of goodwill. If market capitalization exceeds net assets, it is determined that no impairment has occurred and no adjustment is required. If impairment is indicated, a write-down to the implied fair value of goodwill is recorded. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

Long-Lived Asset Impairment

      OneSource periodically evaluates its long-lived assets, excluding goodwill, for impairment under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate, in management’s judgment, that the carrying amount of such assets may not be recoverable. OneSource’s long-lived assets subject to such a review include property and equipment, capitalized software development costs and acquired intangible assets. When such events or changes in circumstances occur, OneSource assesses the recoverability of the assets by determining whether the amortization of the remaining balance over its estimated remaining life can be recovered through projected undiscounted future cash flows and measures the impairment loss, if any, based on the related future estimated discounted cash flows. Such events and changes in circumstances include, but are not limited to, significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends.

Platform and Product Development and Software Development Costs

      Platform and product development costs, other than certain software development costs, are charged to expense as incurred. OneSource follows Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires research and development costs associated with the application development stage to be capitalized for internal use software. Capitalized software development projects primarily include software platforms used in OneSource products and programs used for its proprietary classification system. At December 31, 2003 and 2002, external and internal capitalized software development costs, net of accumulated amortization, were $3.9 million and $2.3 million, respectively, as reported under the caption “Capitalized software development costs, net” on the consolidated

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheets. In addition, property and equipment as reported on the consolidated balance sheets included $1.5 million and $0.1 million of external and internal capitalized software development costs, net of accumulated amortization as of December 31, 2003 and 2002, respectively. Capitalized software is amortized over its estimated useful life, generally two to three years, using the straight-line method. For the years ended December 31, 2003, 2002 and 2001, amortization of capitalized software development costs amounted to $0.8 million, $0.5 million and $0.5 million, respectively.

Financial Instruments

      The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, restricted time deposits, and accounts receivable approximate their fair value due to the short-term maturities of these instruments. Because of its variable interest rate, the carrying value of OneSource’s long-term debt approximates its fair value. OneSource does not engage in off-balance sheet transactions.

Concentration of Credit Risk

      Financial instruments that potentially subject OneSource to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. In accordance with OneSource’s cash investment policy, the majority of its investments are made in investment grade securities and are managed by financial institutions with strong credit ratings. At December 31, 2003 and periodically throughout the year, OneSource has maintained cash and cash equivalents in various operating accounts in excess of federally insured limits. OneSource limits the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which it invests.

      Concentration of credit risk with respect to accounts receivable is limited due to the large number of companies comprising OneSource’s client base. Ongoing credit evaluations of customers’ financial condition are performed and collateral is generally not required. OneSource maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations. Management believes the risk with respect to accounts receivables is mitigated by the fact that OneSource’s customer base is geographically widespread and is highly diversified. As of December 31, 2003 and 2002, OneSource’s single largest outstanding accounts receivable balance represented 6% and 4%, respectively, of its total outstanding accounts receivable. No single customer accounted for 3% or more of annual revenues for the years ended December 31, 2003, 2002 or 2001.

     Accounting for Stock-Based Compensation

      Compensation expense has been recognized for OneSource’s stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost been determined based on the fair value of the options at the grant date consistent with the provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation,” OneSource’s net income and net income per share on a pro forma basis would have been as shown below. For the years ended December 31, 2002 and 2001, stock-based compensation expense determined under the fair value method has been adjusted to properly reflect related tax effects.

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except
	per share data)
Net income:
As reported	$2,547	$4,431	$4,656
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	51	77	97
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,421)	(2,343)	(1,657)

Pro forma net income	$177	$2,165	$3,096

Basic net income per share:
As reported	$0.22	$0.37	$0.37
Pro forma	$0.02	$0.18	$0.25
Diluted net income per share:
As reported	$0.21	$0.35	$0.34
Pro forma	$0.01	$0.17	$0.23

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2003	2002	2001

Assumptions:
Expected option term (years)	5.0	5.0	5.0
Risk-free interest rate	2.89%	4.34%	4.86%
Expected volatility	56.00%	56.00%	59.00%
Dividend yield	—%	—%	—%
Fair value:
Weighted-average fair value of options granted	$3.83	$3.75	$4.36

      The fair value of shares issued under the 1999 Employee Stock Purchase Plan was estimated on the date of issue using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2003	2002	2001

Assumptions:
Expected term (years)	0.49	0.49	0.54
Risk-free interest rate	1.42%	2.50%	5.05%
Expected volatility	56.00%	56.00%	59.00%
Dividend yield	—%	—%	—%
Fair value:
Weighted-average fair value of shares issued under the Purchase Plan	$1.78	$2.34	$2.90

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      Earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings Per Share.” SFAS No. 128 requires the presentation of two amounts: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding during the year plus, when dilutive, the weighted average number of shares of potential common stock from the assumed exercise of stock options using the treasury stock method.

Foreign Currency Translation

      Assets and liabilities of OneSource’s United Kingdom operations, where the local currency is the functional currency, are translated into US dollars at the exchange rate in effect as of the balance sheet date, while revenues and expenses are translated at average exchange rates during the period. The resulting translation adjustment is reflected in stockholders’ equity as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses, which were not material in amount for any period reported, are reflected in the consolidated statements of income.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires OneSource management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (the “EITF”) reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 addresses revenue recognition for revenue arrangements with multiple deliverables. The deliverables in these revenue arrangements should be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis; there is objective and reliable evidence of the fair value of the undelivered elements; and, if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable. The relative fair value of each unit should be determined and the total consideration of the arrangement should be allocated among the individual units based on their relative fair value. The guidance in this issue is effective for revenue arrangements entered into after June 15, 2003. OneSource has determined that the adoption of EITF Issue 00-21 did not have an impact on its results of operations or financial position.

      In April 2003, the Financial and Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting and reporting for derivatives, amending the previously issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. OneSource has determined that the adoption of SFAS No. 149 did not have an impact on its financial position and results of operations.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), “Revenue Recognition.” SAB 104 was effective upon issuance and supersedes Staff Accounting Bulletin No. 101 (“SAB No. 101”), “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance in SAB 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” OneSource has determined that the adoption of SAB No. 104 did not have an impact on its financial position and results of operations.

Reclassification

      Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Such reclassifications had no impact on net income or net stockholders’ equity.

3.	Goodwill and Acquired Intangible Assets

      As of January 1, 2002, OneSource adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually, or more frequently if impairment indicators arise.

      In connection with the adoption of SFAS No. 142, OneSource was required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS No. 142 requires that OneSource identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units. OneSource has concluded that it currently has one reporting unit, and has assigned the entire balance of goodwill to this reporting unit for purposes of performing the transitional impairment test and annual impairment test. The fair value of this reporting unit was determined using OneSource’s market capitalization based on the closing price of its common stock as quoted on the NASDAQ National Market. OneSource completed its transitional impairment assessment of goodwill during the first quarter of 2002, and determined that goodwill was not impaired. OneSource performs its annual goodwill impairment test during the third quarter of each fiscal year as well as on an event-driven basis to determine whether goodwill is impaired. If OneSource’s market capitalization exceeds its net assets, it is determined that no impairment has occurred and no adjustment is required. If impairment is indicated, a write-down to the implied fair value of goodwill is recorded. OneSource performed its annual goodwill impairment test during the third quarter of 2003 and determined that goodwill was not impaired because OneSource’s fair value exceeded the net assets of the reporting unit, including goodwill.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of reported net income and net income per share for the year ended December 31, 2001 adjusted to excluded goodwill amortization is as follows:

	Year Ended December 31,

	2003	2002

			2001

				Per Share Amount

				Basic	Diluted

	(In thousands, except per share data)
Net income, as reported	$2,547	$4,431	$4,656	$0.37	$0.34
Add back: amortization expense of goodwill, net of related tax effects	—	—	1,020	0.09	0.08

Adjusted net income	$2,547	$4,431	$5,676	$0.46	$0.42

      There was no change in the carrying value of goodwill during the year ended December 31, 2003. During the year ended December 31, 2002, the carrying value of goodwill was reduced by $0.5 million as a result of the utilization of an acquired net operating loss carryforward.

      Acquired intangible assets consist of the following:

	December 31, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Non-compete agreement	$—	$—	$—	$400	$(400)	$—
Subscriber list	1,150	(675)	475	1,150	(516)	634
Database	986	(598)	388	986	(458)	528
Trademark	145	(118)	27	145	(90)	55

	$2,281	$(1,391)	$890	$2,681	$(1,464)	$1,217

      For the years ended December 31, 2003, 2002 and 2001, amortization expense of acquired intangible assets was $0.3 million, $0.4 million, and $0.5 million, respectively. The following table summarizes estimated future amortization expense related to acquired intangible assets recorded at December 31, 2003 for the periods indicated:

Estimated
Year Ending	Amortization
December 31,	Expense

(In thousands)
2004	$327
2005	299
2006	264

$890

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.   Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2003	2002

	(In thousands)
Office and computer equipment	$13,583	$10,825
Furniture and fixtures	553	532

	14,136	11,357
Less: accumulated depreciation and amortization	(9,524)	(7,728)

	$4,612	$3,629

      During 2003 and 2002, OneSource retired $0.5 million and $0.2 million, respectively, of fully depreciated property and equipment. Total depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $2.3 million, $2.6 million, and $2.6 million, respectively.

5.   Long-Term Debt

      In December 2002, OneSource entered into a Loan and Security Agreement with Silicon Valley Bank permitting borrowings of up to $10.0 million. The loan and security agreement represents a working capital revolving line of credit and an equipment line of credit for up to $5.0 million each and was effective for one year from the date of signing. OneSource has granted the bank a security interest in substantially all the assets of the company as collateral.

      Borrowings under the working capital line of credit are at the prime interest rate (4.00% as of December 31, 2003), plus 0.25%, and borrowings under the equipment line of credit incur interest at the prime rate plus 0.50%. The equipment line of credit had two draw-down periods, one that expired on March 31, 2003 and a second that expired on September 30, 2003. Principal payments under the equipment line of credit consist of 36 equal monthly installments, commencing at the end of each draw-down period. The working capital line of credit expired on December 20, 2003. On January 8, 2004, OneSource entered into the First Loan Modification Agreement that retroactively extends the working capital revolving line of credit portion of the Loan and Security Agreement from December 21, 2003 until March 18, 2004. OneSource did not renew the working capital revolving line of credit which expired on March 18, 2004. The maximum borrowing capacity for the working capital line of credit was limited to 80% of OneSource’s eligible domestic accounts receivable that are less than 90 days outstanding. The Loan and Security Agreement contains financial covenants requiring that once a borrowing takes place, OneSource maintain an adjusted quick ratio of 2.0:1 and report a net profit of at least $1.00 for each fiscal quarter. The adjusted quick ratio is defined as quick assets to current liabilities, minus deferred revenue. As of December 31, 2002, OneSource was in compliance with these financial covenants. However, at December 31, 2003, OneSource did not comply with certain negative covenants of the Loan and Security Agreement and the bank has waived such noncompliance as of March 1, 2004.

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

      In June 2003, OneSource borrowed $0.3 million and issued a promissory note to fund maintenance costs associated with computer networking equipment. The note is payable in twelve equal quarterly installments of

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $25,000 at an effective interest rate of 1.7%, beginning May 2003. The promissory note does not require any collateral and does not contain any financial covenants.

      The following table summarizes future maturities under the equipment line of credit and the promissory note as of December 31, 2003:

	Equipment	Promissory
Year ending December 31,	Line of Credit	Note	Total Debt

	(In thousands)
2004	$948	$102	$1,050
2005	948	102	1,050
2006	454	25	479

Minimum future payments	2,350	229	2,579
Less amounts representing interest	—	5	5

Total debt	2,350	224	2,574
Current portion of long-term debt	948	98	1,046

Long-term debt	$1,402	$126	$1,528

6.	Net Income Per Share

      Below is a summary of the shares used in computing basic and diluted net income per share for the years indicated.

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Weighted-average shares outstanding used for basic net income per share	11,489	11,859	12,424
Incremental shares from dilutive stock options	395	653	1,095

Weighted-average shares outstanding used for diluted net income per share	11,884	12,512	13,519

      For the years ended December 31, 2003, 2002, and 2001, stock options to purchase 1,511,477, 2,317,512 and 1,026,931 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of common stock during the year; as a result, their inclusion would have been antidilutive.

7.	Stockholders’ Equity

Authorized Shares

      The authorized capital stock of OneSource consists of 35,000,000 shares of common stock, $0.01 par value, and 1,000,000 shares of undesignated preferred stock, $0.01 par value.

Voting Rights

      All holders of common stock are entitled to one vote per share on all matters to be voted upon by OneSource’s shareholders.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Rights Plan “grandfathers” ValueAct Capital, L.P. and its affiliates (“ValueAct Capital”) as long as they do not acquire beneficial ownership of more than 35% of OneSource common stock. On February 17, 2004, the Rights Plan was amended to exempt the proposed transaction with ValueAct Capital.

      OneSource may redeem the rights at a price of $0.001 per right at any time prior to the time that any person becomes the beneficial owner of 15% or more of its common stock. The rights will expire on October 6, 2013, unless earlier exchanged.

Treasury Stock

      In April 2001, OneSource’s board of directors announced a stock buyback program to repurchase up to 1,000,000 shares of OneSource common stock over the following twelve months. In January 2002, OneSource completed the repurchase of its common stock authorized under this program at an average price of $8.48 per share.

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

      In July 2003, OneSource’s board of directors announced a fourth stock buyback program to repurchase up to an additional $7.0 million of its common stock over the following twelve months. As of December 31,

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, OneSource had repurchased 234,882 shares of its common stock under this fourth stock buyback program at an average price of $7.83 per share for a total cost of $1.8 million.

      In August 2002, OneSource began to re-issue its treasury stock, using the average cost method, for stock option exercises associated with OneSource’s various stock option plans and for common stock sold under the 1999 Employee Stock Purchase Plan. As of December 31, 2003, OneSouce had re-issued 1,069,629 shares of its treasury stock having an average cost of $7.51 per share.

      Gains resulting from the re-issuance of treasury stock at per share prices that are above the average cost are recorded as an increase to additional paid-in capital. Losses resulting from the re-issuance of treasury stock at per share prices that are below the average cost are first recorded as a reduction of additional paid-in capital for previously recorded gains, then as an increase to accumulated deficit. As a result of the re-issuance of treasury stock, OneSource recorded an increase of $3.5 million and $0.9 million to accumulated deficit during the years ended December 31, 2003 and 2002, respectively.

8.	Stock Plans

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

      In February 1999, the board of directors of OneSource approved the 1999 Stock Option and Incentive Plan (the “1999 Plan”) to be effective upon OneSource’s initial public offering. The 1999 Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, OneSource. The 1999 Plan is administered by the board of directors of OneSource and the compensation committee. Subject to the provisions of the 1999 Plan, each of the board of directors and the compensation committee has the authority to select the persons to whom awards are granted and to determine the terms of each award, including the number of shares of common stock subject to the award. All stock options granted pursuant to the 1999 Plan are granted at fair market value and generally vest over a four year period at a rate of 25% per year starting on the first anniversary of the vesting start date. A total of 3,300,000 shares of common stock are authorized for issuance upon the exercise of options or other awards granted under the 1999 Plan. As of December 31, 2003, there were 854,006 shares of common stock available for grant under the 1999 Plan.

      In February 1999, the board of directors of OneSource approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), to be effective upon OneSource’s initial public offering. The Purchase Plan is administered by the board of directors of OneSource or a committee which the Board may designate. The Purchase Plan is intended to provide an incentive to, and to encourage stock ownership by, all eligible employees of OneSource and its participating subsidiaries so that these employees may share in the growth of OneSource by acquiring or increasing their proprietary interest in OneSource. Under the Purchase Plan, payroll deductions are used to purchase OneSource’s common stock for eligible participating employees. An employee electing to participate in the Purchase Plan must authorize an amount (a whole percentage not less than 1% nor more than 10% of the employee’s cash compensation, including base pay or salary and any overtime, bonuses or commissions) to be deducted by OneSource from the employee’s pay and applied toward

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the purchase of common stock under the Purchase Plan. The Purchase Plan provides for the issuance of a maximum of 300,000 shares of common stock. As of December 31, 2003, there were 129,016 shares of common stock available for grant under the Purchase Plan.

      In March 2001, the board of directors of OneSource approved the 2001 Non-employee Director Stock Option Plan (the “Director Plan”). The Director Plan was ratified by the stockholders in May 2001. The purpose of the Director Plan is to promote the interests of OneSource by providing an inducement to obtain and retain the services of qualified persons who are not employees or officers of OneSource (“Non-Employee Directors”) to serve as members of its board of directors. The Director Plan is administered by the compensation committee of the board of directors of OneSource. Options may be granted to Non-Employee Directors and will generally vest annually at the rate of 25% per year from the date of grant and become immediately exercisable in full upon a change in control of OneSource. The exercise price per share for all options granted under the Director Plan will be equal to the fair market value per share of the common stock on the date of grant. The Director Plan provides for the issuance of a maximum of 300,000 shares of common stock. As of December 31, 2003, there were 97,500 shares of common stock available for grant under the Director Plan.

Reserved Shares

      At December 31, 2003, OneSource had reserved 3,608,999 shares of common stock for issuance under the 1993 Plan, the 1999 Plan, the Purchase Plan and the Director Plan.

      Transactions under the 1993 Plan, the 1999 Plan and the Director Plan during the years ended December 31, 2001, 2002 and 2003 are summarized as follows:

		Weighted-
	Number of	average
	shares	exercise price

Outstanding — December 31, 2000	2,884,473	$4.53
Granted	1,143,844	7.91
Exercised	(812,030)	1.98
Forfeited	(227,417)	7.60

Outstanding — December 31, 2001	2,988,870	6.25
Granted	1,123,900	6.78
Exercised	(388,526)	1.99
Forfeited	(409,551)	8.14

Outstanding — December 31, 2002	3,314,693	6.69
Granted	409,350	7.57
Exercised	(859,725)	3.52
Forfeited	(335,841)	7.77

Outstanding — December 31, 2003	2,528,477	7.82

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Outstanding			Exercisable

			Weighted-
		Weighted-	average		Weighted-
		average	remaining		average
	Number of	exercise	contractual	Number of	exercise
Range of exercise price	shares	price	life in years	shares	price

$0.12	612	$0.12	1.9	612	$0.12
$1.36	17,361	1.36	3.6	17,361	1.36
$2.18	9,160	2.18	4.3	9,160	2.18
$5.15 to $7.13	989,867	6.75	8.4	287,361	6.81
$7.90 to $10.50	1,491,138	8.58	7.2	792,677	8.84
$12.00 to $12.13	20,339	12.04	5.6	20,339	12.04

	2,528,477	7.82	7.6	1,127,510	8.21

      As of December 31, 2002 and 2001, 1,430,310 and 1,332,479 options were exercisable, respectively, under the 1993 Plan, the 1999 Plan, and the Director Plan.

Compensation Expense

      During 1999, options to purchase 40,700 shares of common stock were granted with an exercise price of $2.19 per share and options to purchase 30,525 shares of common stock were granted with an exercise price of $5.90 per share; these exercise prices were below the estimated fair market value of the common stock at the date of grant. Unearned compensation of $438,000, less $92,000 subsequently forfeited by a terminated employee, was recorded in accordance with APB Opinion No. 25 and was amortized over the related vesting period of four years. Related compensation expense of $77,000 and $97,000 was recorded during the years ended December 31, 2002 and 2001, respectively.

      During 2003, the vesting period of options to purchase 32,500 shares of common stock was modified in connection with an employee termination. As a result of this modification, OneSource recorded stock-based compensation expense of $51,000 during the year in accordance with the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

      Options issued during 2003, 2002 and 2001 were granted with exercise prices equal to the fair market value of the common stock at the grant date.

9.	Restructuring

      In July and November 2001, OneSource initiated cost reduction programs that included an 11% reduction in its overall workforce and the consolidation of certain functions. OneSource recorded restructuring charges of $0.7 million in 2001 associated with the workforce reduction and consolidation. All amounts were paid during 2002.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

      Components of the income before income taxes and of the current and deferred provision for income taxes are as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Income before income taxes:
Domestic	$1,775	$4,544	$4,682
Foreign	2,300	2,489	1,856

	$4,075	$7,033	$6,538

Current provision for income taxes:
Federal	$450	$846	$401
State	147	365	427
Foreign	962	774	130

	1,559	1,985	958

Deferred provision for income taxes:
Federal	200	512	563
State	41	105	116
Foreign	(272)		245

	(31)	617	924

Total provision for income taxes	$1,528	$2,602	$1,882

      Provision has not been made for the United States or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested.

      Income taxes computed using the federal statutory income tax rate differ from OneSource’s effective tax rate primarily due to the following:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Income tax expense at US federal statutory tax rate	$1,385	$2,391	$2,223
State income taxes, net of federal tax effect	138	346	398
Permanent items	47	55	362
Other	(42)	(190)	127
Change in deferred tax asset valuation allowance	—	—	(1,228)

Provision for income taxes	$1,528	$2,602	$1,882

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of OneSource’s deferred tax assets and liabilities are as follows:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$2,094	$2,727
Depreciation	540	54
Accrued expenses	370	347
Other	316	317

Gross deferred tax assets	3,320	3,445
Less: valuation allowance	—	(1,635)

Total deferred tax assets	3,320	1,810

Deferred tax liabilities:
Prepaid expenses	558	674
Capitalized software development costs	1,609	882
Tax operating leases	—	—
Other intangible assets	365	499

Total deferred tax liabilities	2,532	2,055

Net deferred tax assets (liabilities)	$788	$(245)

      During the fourth quarter of 2003, OneSource assessed the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, bearing upon the realizability of its deferred tax assets. Based on these facts and circumstances which include, but are not limited to OneSource’s recent history of profitability, current economic conditions and forecasted profitability in the future, management concluded that it was more likely than not that the deferred tax asset would be realized and reduced the valuation allowance to zero. This reduction of the valuation allowance which was related to net operating losses carryforwards from stock option exercises resulted in an increase of $0.8 million to additional paid-in capital.

      During the year ended December 31, 2002, OneSource determined that it was more likely than not that its deferred tax assets would not be realized and so therefore provided a valuation allowance of $1.6 million, which was equal to the full amount of its deferred tax assets.

      As of December 31, 2003, OneSource had combined federal and state net operating loss carryforwards of approximately $5.1 million. The federal net operating loss carryforwards begin to expire in 2020 and the state net operating loss carryforwards begin to expire in 2005. Under the provisions of the Internal Revenue Code, if certain substantial changes in OneSource’s ownership should occur, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income and income tax liability may be limited. The amount of any annual limitation is determined based upon OneSource’s value prior to an ownership change.

11.	Employee Benefit Plans

      On the first day of the month following the date of hire, OneSource employees in the United States are eligible to participate in a tax deferred savings plan (the “Savings Plan”) under Section 401(k) of the Internal Revenue Code. OneSource matches 50% (25% for the years 2000 and prior) of the first 6% of compensation contributed by the employee, and the employee becomes fully vested in OneSource’s matching contribution

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after three years of service. OneSource’s contributions to the Savings Plan totaled $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      OneSource has a defined contribution savings plan for its employees in the United Kingdom, under which eligible employees may contribute from 2% to 5% of their compensation. Depending upon the employees’ contribution, OneSource provides a matching contribution from 6% to 11% of their compensation. For each of the years ended December 31, 2003, 2002 and 2001, OneSource contributed $0.2 million.

12.	Related Party Transactions

      During the year ended December 31, 2003, OneSource had no related party transactions. During the year ended December 31, 2002 and 2001, OneSource had related party transactions for subscriptions to OneSource products. Related parties consisted of customers who held a greater than 10% ownership interest in OneSource. At December 31, 2002 and 2001, OneSource had trade accounts receivable of $0.7 million and $0.5 million, respectively, due from one related party. OneSource recognized revenues of $0.7 million and $0.8 million in the years ended December 31, 2002 and 2001, respectively, from two related parties.

13.	Commitments, Contingencies and Guarantees

Leases

      OneSource leases facilities and certain equipment under various noncancellable operating lease agreements. Total rent expense under such leases was $1.5 million for each of the years ended December 31, 2003, 2002 and 2001. Future minimum lease commitments under all noncancellable operating leases at December 31, 2003 are as follows:

Operating
Year ending December 31,	Leases

(In thousands)
2004	$772
2005	262
2006	171
2007	119

Total minimum lease payments	$1,324

Royalties

      OneSource enters into royalty contracts with content providers, which are generally for a term of at least one year and renew for the same period if not cancelled or terminated with advance notice. Under these arrangements, royalties are generally paid on a quarterly basis to content providers. Royalty expense for the years ended December 31, 2003, 2002 and 2001 was $12.6 million, $11.9 million and $11.8 million, respectively. Future minimum royalty payment obligations at December 31, 2003 are as follows:

Royalty
Year ending December 31,	Minimums

(In thousands)
2004	$7,294
2005	1,089

Total minimum royalty payments	$8,383

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Time Deposits

      In connection with two facility leases, OneSource is required to maintain, on behalf of the landlord, irrevocable letters of credit with a bank in the total amount of $603,000 over the term of the leases. Beginning in June 2003, these letters of credit were secured by OneSource’s working capital line of credit. Prior to this date, these letters of credit were guaranteed by restricted certificates of deposit in equal amounts as security for the letters of credit, over the term of the leases.

Guarantor Agreements and Provisions

      The following is a summary of agreements and provisions that OneSource has determined are within the scope of Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others:”

      OneSource’s agreements with customers, third party information and technology providers, and vendors include standard indemnification provisions. Under these indemnification provisions, OneSource generally agrees to defend, indemnify, and hold harmless the indemnified party with respect to any third party claim that the OneSource product, excluding any data or technology provided by the indemnified party, infringes upon a United States or United Kingdom patent, copyright, trade secret, or other proprietary right. The terms of these indemnification provisions are generally perpetual after execution of the agreement. The maximum potential amount of future payments OneSource may be required to make under these indemnification provisions is unlimited. OneSource has never incurred costs to defend lawsuits or settle actions related to these indemnification provisions. As a result, OneSource believes that the estimated fair market value of these indemnification provisions is minimal. Accordingly, OneSource has not recorded any liabilities recorded in its financial statements related to these indemnification provisions as of December 31, 2003.

      OneSource’s agreements with customers also include standard warranty provisions. OneSource warrants that it has the right to license the OneSource product line to customers, but does not warrant the accuracy, adequacy, completeness, or timeliness of the OneSource products or content from the OneSource products. However, OneSource has never incurred expense under its product warranties. As a result, OneSource believes that the estimated fair market value of this warranty provision is minimal. Accordingly, OneSource has not recorded any liabilities in its financial statements related to these warranty provisions as of December 31, 2003.

      OneSource has provisions in its articles of incorporation whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at OneSource’s request in such capacity. The maximum potential amount of future payments OneSource could be required to make under these indemnification provisions is unlimited; however, OneSource has a Directors and Officers insurance policy that limits its exposure and should enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, OneSource estimates that the exposure resulting from these indemnification provisions is minimal. Accordingly, OneSource has not recorded any liabilities in its financial statements for these provisions as of December 31, 2003.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Geographic Information

      Revenues were distributed geographically as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
United States	$40,961	$42,034	$44,086
United Kingdom	16,323	15,716	14,931

	$57,284	$57,750	$59,017

      Substantially all of OneSource’s identifiable long-lived assets are located in the United States.

15.	Subsequent Events

      On October 3, 2003, OneSource announced that it had received an unsolicited letter from ValueAct Capital Partners, L.P. and its affiliates (“ValueAct Capital”) expressing an interest in acquiring OneSource’s business. OneSource’s board of directors subsequently formed a special committee of outside directors to evaluate OneSource’s strategic options to maximize shareholder value. The special committee engaged Morgan Stanley & Co. and Portico Capital Securities LLC to assist it in this review. On January 13, 2004, ValueAct Capital amended its Schedule 13D indicating that it was not in a position to refresh its level of interest until OneSource announced its fourth quarter and year-end 2003 financial results.

      On February 5, 2004, OneSource announced that the special committee concluded its active evaluation of strategic options. In connection with the review of strategic options, both the board of directors and Dan Schimmel, president and chief executive officer and director of OneSource, determined that new executive leadership would be in the best interest of OneSource and its shareholders. As a result, OneSource accepted the resignation of Dan Schimmel effective as of February 5, 2004. OneSource’s current chairman Martin Kahn was appointed executive chairman and chief executive officer on an interim basis.

      On February 9, 2004, OneSource announced that it received a letter from ValueAct Capital indicating that it was prepared to offer to acquire all of the outstanding shares of OneSource not already owned by ValueAct Capital at a cash price of $8.10 per share on the terms and conditions contained in a merger agreement enclosed with the letter.

      On February 18, 2004, OneSource announced that it had entered into a merger agreement with affiliates of ValueAct Capital. Under the agreement, each share of common stock of OneSource outstanding at the time of the merger (other than shares held by ValueAct Capital), will be converted into the right to receive $8.40 per share in cash. ValueAct Capital held an approximate 32% ownership interest in OneSource, according to its filing on February 9, 2004 with the Securities and Exchange Commission. The transaction is expected to close in the second quarter of 2004. On February 17, 2004, OneSource’s Rights Agreement with American Stock Transfer & Trust Company, dated as of October 7, 2003, was amended to exempt the proposed transaction. As required under the merger agreement, the board of directors of OneSource terminated OneSource’s 1999 Employee Stock Purchase Plan effective as of February 29, 2004.

      OneSource and its directors were named as defendants in two purported class action lawsuits filed in the Delaware Court of Chancery in February 2004, entitled Hoffacker v. OneSource Information Services, Inc., et al., Filing ID No. 3140593, and Pennsylvania Avenue Funds v. Kamin, et al., Filing ID No. 3141683, respectively. The complaints allege, among other things, that the defendants breached their fiduciary duties in entering into the proposed transaction with affiliates of ValueAct Capital. The complaints seek unspecified damages and injunctive relief. OneSource and its directors believe the claims to be without merit and intend to defend against them vigorously.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the first quarter of 2004, OneSource incurred approximately $0.5 million to $0.7 million in expenses in connection with the execution of the merger agreement with affiliates of ValueAct Capital. These expenses include legal fees, accounting fees, and compensation for members of the special committee. In addition, severance costs for OneSource’s previous chief executive officer, which were recorded in the first quarter of 2004, include cash payments of approximately $0.5 million and non-cash compensation expense of $56,000 related to the modification of stock options.

      At December 31, 2003, OneSource did not comply with certain negative covenants of the Loan and Security Agreement, as described in Note 5 to these consolidated financial statements, and the bank has waived such noncompliance as of March 1, 2004.

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

OneSource Information Services, Inc.:

      Our audits of the consolidated financial statements referred to in our report dated January 28, 2004, except for Note 15, as to which the date is March 1, 2004, listed in the index appearing under Item 15(a)(1) on page 40 also included an audit of the financial statement schedule listed in Item 15(a)(2) on page 40 of this Annual Report on Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

January 28, 2004, except for Note 15, as to which the date is March 1, 2004.

S-1

ONESOURCE INFORMATION SERVICES, INC.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at				Balance at
	Beginning of	Charged to			End of
Description	Period	Operations	Deductions		Period

Year ended December 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$672	$238	$140	(1)	$770
Deferred tax asset valuation allowance	$5,023	$—	$1,493		$3,530
Year ended December 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$770	$(379)	$92	(1)	$299
Deferred tax asset valuation allowance	$3,530	$—	$1,895		$1,635
Year ended December 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$299	$(59)	$(49	)(1)	$289
Deferred tax asset valuation allowance	$1,635	$—	$1,635		$—

(1)	Doubtful accounts written off, net of recoveries.

S-2