Form 10-K/A
period 2003-12-31
ONESOURCE INFORMATION SERVICES INC
filed 2004-04-29
CIK 1079880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K/A

☑	AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25849

OneSource Information Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3204522
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes [  ]   No [ x ]

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

     This Form 10-K/A amends the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004 (the “2003 Form 10-K”). The purpose of this Amendment is to provide information required by Items 10, 11, 12, 13 and 14 of Part III of this report which the Registrant intended to incorporate by reference from the Registrant’s proxy statement for the special meeting of shareholders.

     This amendment is limited in scope to the portions of the 2003 Form 10-K set forth below and does not amend, update or change any other items or disclosures contained in the 2003 Form 10-K, as previously filed.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Occupations of Directors and Executive Officers

     The following table sets forth the ages and principal occupations for the directors, executive officers and a named significant employee of OneSource:

Name	Age	Position
Martin F. Kahn (4)	53	Executive Chairman and Chief Executive Officer
William G. Schumacher	40	Senior Vice President, Content Development
Philip J. Garlick	42	Senior Vice President, Global Sales, Service & Solutions
Roy D. Landon	48	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer
Yvonne Cekel	45	Senior Vice President, Marketing and Business Development
David J. DeSimone	39	Chief Information Technology Officer
Mary F. McCabe (5)	42	Senior Vice President, Product Development
Carl P. Fisher (2) (3) (4)	62	Director
Henry Ancona (1) (2) (3) (4)	59	Director
Robert J. Massie (1) (2) (3) (4)	55	Director
Peter H. Kamin (3)	42	Director

(1)	Member of compensation committee

(2)	Member of audit committee

(3)	Member of governance committee

(4)	Member of the special committee

(5)	Named significant employee

     Martin F. Kahn joined OneSource as Chairman of the board of directors in September 1993. Mr. Kahn was appointed Executive Chairman and Chief Executive Officer of OneSource on an interim basis as of February 5, 2004. Mr. Kahn has served as managing director of Cadence Information Associates LLC since 1996. The business address of Cadence Information Associates, LLC is 152 West 57th Street, 23rd Floor, New York, NY 10019. Mr. Kahn was Chairman of the board of directors of Ovid Technologies, Inc., located at 333 Seventh Avenue 20th Floor, New York, NY 10001, a producer of online, CD-ROM, and network medical and scientific information services, from 1990 to 1998; Chairman of the board of directors of VistaInfo, Inc., located at #300/5060 Shoreham Place, San Diego, CA 92122, a supplier of geographically-based risk information, from 1992 to 1996; and Chairman of the board of directors of Parlo, Inc., an online provider of language instruction, from 1999 to 2002. Mr. Kahn holds an M.B.A. from the Harvard Business School and a B.A. from Yale University.

     William G. Schumacher originally joined OneSource in 1993, served as Director of Product Management from 1996 to January 2000, and became Vice President, Product Management in January 2000. From February to December 2000, Mr. Schumacher was Vice President, Product Management of MeetU.com. In February 2001 Mr. Schumacher returned to OneSource as Senior Vice President, Content Development. Mr. Schumacher holds a B.A. in Chemical Engineering and a B.S. in Finance from the University of Pennsylvania in Philadelphia, PA.

     Philip J. Garlick joined OneSource as Director of Marketing and Product Development in 1993, served as Vice President and General Manager Europe from 1995 to October 1997, became Vice President, Global Enterprise Sales and Marketing in October 1997, and became Senior Vice President, Global Sales, Service, and Marketing in January 2000. Prior to joining OneSource, Mr. Garlick was a marketing executive at Lotus UK. Mr. Garlick holds an M.A. in Economics from Manchester University.

     Roy D. Landon joined OneSource as Director, Finance and Administration in 1993, became Vice President, Finance and Administration in 1997, became Vice President, Chief Financial Officer in 1999, and became Senior Vice President, Chief Financial

Officer in January 2000. Prior to joining OneSource, Mr. Landon was director of plans and controls for the Consulting and Information Services Group at Lotus Development Corporation. Mr. Landon holds a B.S. from Babson College.

     Yvonne Cekel joined OneSource in June 2002 as Vice President, Marketing and became Senior Vice President, Marketing and Business Development in July 2003. From August 2001 to June 2001, Ms. Cekel was employed as a strategy and business development consultant for ArsDigita, Inc. From May 2001 to June 2002, Ms. Cekel was employed as a strategy and business development consultant for Scribe Software Inc., located at Three Bedford Farms, Kilton Road, Bedford, NH 03110. From June 1993 to April 2001, Ms. Cekel served as Executive Vice President, Worldwide Sales and Marketing of Transparent Language Inc., located at 9 Executive Park Drive, Merrimack, NH 03054, and also served as a member of its board of directors. Ms. Cekel holds an M.B.A. from the Harvard Business School and a B.S./B.A. from Babson College.

     David J. DeSimone originally joined OneSource as Lotus Notes Administrator in 1995. From April 1996 until October 1997, Mr. DeSimone served as Manager of Internal Automation of IRI Software, located at 200 Fifth Avenue, Waltham, MA 02154. In October 1997, Mr. DeSimone returned to OneSource as Director of On-line Systems Administration, and became Chief Information Technology Officer in December 2000. Mr. DeSimone holds a B.S. in Marketing and an A.S. in Accountancy from Bentley College.

     Mary F. McCabe joined OneSource as Senior Platform Product Manager in 1994, became Director, Platform Project Management in 1996, became Senior Vice President, Product Development in January 2000, became Senior Vice President, Packaged Solutions in November 2001, became General Manager, Products and Solutions in November 2002, and became Senior Vice President, Product Development in November 2003. Ms. McCabe holds a B.S. from Boston College School of Management with concentrations in Computer Science and Marketing.

     Carl P. Fisher became a director in November 2000. Since 1982, Mr. Fisher has served as an independent electronic publishing consultant primarily for large media, publishing, and communications companies. From 1972 to 1982, Mr. Fisher was part of the start-up management team and an officer of Mead Data Central (the providers of the Lexis and Nexis Services) during its first ten years from conception. Mr. Fisher has served as chief executive officer for a number of early stage information ventures and is currently a member of the board of directors of several private companies. Mr. Fisher holds a B.A. from the University of Connecticut and an L.L.B. from the Georgetown University Law Center.

     Henry Ancona became a director in April 2001. Mr. Ancona is currently President, Chief Operating Officer, and Director of Pegasystems, Inc., located at 101 Main Street, Cambridge, MA 02142, a company specializing in rules-based business process management software. From March 1998 to February 2002, Mr. Ancona served as President and Chief Executive Officer of Evidian Inc., located at 300 Concord Road, Billerica, MA 01821, a software company specializing in security and telecommunications management software. Prior to that time, Mr. Ancona was Executive Vice President of Polaroid Corporation, located at 1265 Main Street, Waltham, MA 02451, where he led the Commercial Imaging and Electronic Imaging businesses. Mr. Ancona has held a variety of general management positions at Digital Equipment Corporation, including Vice President of its application software businesses. Mr. Ancona is currently a member of the board of directors of Sentillion, Inc., located at 300 Brickstone Square, Andover, MA 01810. Mr. Ancona holds B.S. and M.S. degrees in electrical engineering and computer science from the Massachusetts Institute of Technology and an M.B.A. from the Harvard Business School.

     Robert J. Massie became a director in October 2002. He is currently Director of Chemical Abstracts Service (CAS), located at 2540 Olentangy River Road, Columbus, OH 43202, which provides online information and is a division of the American Chemical Society. Before assuming his role at CAS in 1992, Mr. Massie served as President and Chief Executive Officer of Gale Research, a subsidiary of the Thomson Corporation, located at 27500 Drake Road, Farmington Hills, MI 48331. He also held senior executive positions with the Torstar Corporation, located at One Yonge Street, Toronto, Canada M5E 1P9, the largest newspaper and book publishing company in Canada. Prior to that, he was a management consultant with McKinsey & Co. in the New York office, located at 55 East 52nd Street, 21st Floor, New York, NY 10022. Mr. Massie also practiced law with Covington & Burling in the Washington, D.C. office, located at 1201 Pennsylvania Avenue, NW, Washington, D.C. 20004. He holds a joint J.D./M.B.A degree from Columbia University, where he was a Harlan Fiske Stone scholar. Mr. Massie is also an honors graduate of Yale College.

     Peter H. Kamin became a director in November 2002. Mr. Kamin co-founded ValueAct Capital Partners, L.P. in June 2000, and is presently a partner at ValueAct Capital Partners, L.P., located at One Maritime Plaza, Ste. 1400, San Francisco, CA 94111. Mr. Kamin founded Peak Investment, L.P., a limited partnership organized to make investments in public companies, in 1992, and was a partner at Peak Investment, L.P. until June 2000. During his investment career, Mr. Kamin has had extensive experience as a member of the board of directors of several public and private companies. Mr. Kamin currently serves as a member of the board of directors of Insurance Auto Auctions, Inc., located at 850 E. Algonquin Road, Suite 100, Schaumburg, IL 60173, and LeCroy Corporation, located at 700 Chestnut Ridge Road, Chestnut Ridge, NY 10977. He holds a B.A. from Tufts University and an M.B.A. from the Harvard Business School. Mr. Kamin was appointed to the board of directors pursuant to the Registration Rights Agreement described above.

     Each director and officer listed above, other than Mr. Garlick, is a citizen of the United States. Mr. Garlick is a citizen of the United Kingdom. Executive officers of OneSource are elected on an annual basis by the board of directors to serve at the pleasure of the board of directors and until their successors have been duly elected and qualified.

(b) Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires OneSource’s officers and directors, and holders of more than 10% of OneSource’s common stock (collectively, “Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of OneSource common stock. Such persons are required by regulations of the Securities and Exchange Commission to furnish OneSource with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the period ended December 31, 2003 and written representations from certain Reporting Persons, OneSource believes that all of OneSource’s officers and directors and holders of more than 10% of OneSource’s common stock complied with Section 16(a) filing requirements for the period ended December 31, 2003, with the exception of the following: the grant of 25,000 stock options to Yvonne Cekel on July 15, 2003 which was reported on a Form 4 on November 19, 2003; the grant of 10,000 stock options to Carl P. Fisher on July 15, 2003 which was reported on a Form 4 on November 19, 2003; the grant of 10,000 stock options to Henry Ancona on July 15, 2003 which was reported on a Form 4 on November 20, 2003; the grant of 10,000 stock options to Robert J. Massie on July 15, 2003 which was reported on a Form 4 on November 20, 2003; and the grant of 10,000 stock options to Mary F. McCabe on July 15, 2003 which was reported on a Form 5 on February 13, 2004.

(c) Audit Committee Financial Expert

     The audit committee consists of Messrs. Massie, Fisher, and Ancona. Messrs. Massie, Fisher and Ancona are “independent” as defined in proposed rules of the National Association of Securities Dealers’ listing standards. The audit committee does not have a member that qualifies as an “audit committee financial expert” (as defined by the SEC) serving on the audit committee. The audit committee determined that, while no current member would qualify as an audit committee financial expert, it believed that the members of the audit committee had sufficient experience and ability to provide the necessary review and oversight. The audit committee discussed undertaking a search for a new member to be designated the audit committee financial expert, but tabled these discussions during the review of strategic options undertaken by the special committee of OneSource’s board of directors (the “Special Committee”).

(d) Code of Ethics

     OneSource has adopted a code of ethics that applies to its principal executive officers and all members of its financial department, including the principal financial and accounting officer. A copy of the code of ethics can be obtained without charge by written request to our corporate secretary, OneSource Information Services, 300 Baker Avenue, Concord, Massachusetts 01742.

Item 11. Executive Compensation

(a) Executive Compensation

     The following summary compensation table sets forth the annual and long-term compensation of OneSource’s Chief Executive Officer, each of OneSource’s four other most highly compensated executive officers, and one significant employee (collectively, the “Named Employees”) for the fiscal years ended December 31, 2003, 2002, and 2001.

Summary Compensation Table

	Annual Compensation(1)
				Other	Securities	All
				Annual	Underlying	Other
				Compensation	Options	Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	($)(2)	(# of Shares)	($)
Daniel J. Schimmel (3)	2003	$270,000	$43,200	$3,626	—	—
President, Chief Executive	2002	270,000	37,800	3,408	125,000	—
Officer and Director	2001	257,885	42,293	3,150	160,000	—
William G. Schumacher	2003	167,154	21,417	5,555	—	—
Senior Vice President,	2002	160,000	18,000	5,377	50,000	—
Content Development	2001	144,615	19,252	4,062	75,000	—
Philip J. Garlick	2003	190,000	25,080	106,071	—	—
Senior Vice President,	2002	190,000	24,296	106,071	40,000	—
Sales, Service & Solutions	2001	184,616	27,872	106,109	60,000	—

	Annual Compensation(1)
				Other	Securities	All
				Annual	Underlying	Other
				Compensation	Options	Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	($)(2)	(# of Shares)	($)
Roy D. Landon	2003	185,000	23,703	3,648	—
Senior Vice President,	2002	185,000	21,968	3,313	45,000	—
Chief Financial Officer	2001	175,577	23,922	3,150	77,000	—
David J. DeSimone	2003	175,000	31,328	1,709	—	—
Chief Information	2002	175,000	19,687	1,708	40,000	—
Technology Officer	2001	175,000	23,297	2,625	42,294	—
Mary F. McCabe	2003	183,926	26,899	3,072	10,000	—
Senior Vice President,	2002	180,000	25,425	2,842	40,000	—
Product Development	2001	171,923	25,531	2,625	—	—

(1)	OneSource did not make any long-term incentive plan payouts, restricted stock awards or grant any stock appreciation rights during the fiscal years 2001, 2002, and 2003.

(2)	Excluding Mr. Garlick, amounts reflect 401(k) cash match by OneSource. Mr. Garlick receives additional compensation in connection with his relocation from the United Kingdom to Massachusetts, including car and housing allowances and payment of taxes.

(3)	Mr. Schimmel resigned from all positions with OneSource effective February 5, 2004.

     The following table provides information with respect to OneSource stock option grants to the Named Employees in 2003. OneSource did not grant any stock appreciation rights in 2003.

Option/Stock Appreciation Right Grants In Last Fiscal Year

Potential Realizable
Value At Assumed
		Percentage of			Annual Rates of
	Number of	Total Options			Stock Price
	Securities	Granted to			Appreciation For
	Underlying	Employees	Exercise		Option Term (2)
	Options	in Fiscal	Price	Expiration
Name	Granted (1)	Year (%)	($/share)	Date	5%	10%
Daniel J. Schimmel	—	—	—	—	$—	$—
William G. Schumacher	—	—	—	—	—	—
Philip J. Garlick	—	—	—	—	—	—
Roy D. Landon	—	—	—	—	—	—
David J. DeSimone	—	—	—	—	—	—
Mary F. McCabe	10,000	2.3	7.90	7/15/13	49,683	125,905

(1)	Stock options were granted under OneSource’s 1999 Stock Option and Incentive Plan at an exercise price equal to the fair market value of OneSource’s common stock on the date of grant. The options have a term of ten years from the date of grant, and are exercisable in sixteen equal quarterly installments beginning three months following the date of grant, which is the vesting commencement date.

(2)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of OneSource’s common stock over the term of the options. These numbers are calculated based on rules promulgated by the United States Securities and Exchange Commission and do not reflect OneSource’s estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of OneSource’s common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

     The following table sets forth certain information with respect to options exercised in fiscal year 2003 by the Named Employees, the value realized upon such exercises, and the value of options held by such Named Employees at the fiscal year end.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option Values

	Shares		Number of Securities		Value of Unexercised,
	Acquired		Underlying Unexercised		In-the-Money
	on		Options at		Options at
	Exercise	Value	Fiscal Year End		Fiscal Year End ($)(2)
Name	(#)	Realized ($)(1)	Exercisable/Unexercisable		Exercisable/ Unexercisable
Daniel J. Schimmel	272,254	$1,433,368	126,875	158,125	$229,381	$306,569
William G. Schumacher	—	—	56,250	68,750	80,813	111,688
Philip J. Garlick	11,087	48,679	45,000	55,000	79,650	104,350
Roy D. Landon	35,700	217,984	55,375	66,625	96,351	124,139
David J. DeSimone	—	—	92,661	51,147	169,155	87,891
Mary F. McCabe	—	—	119,494	61,875	81,976	48,975

(1)	Amounts are calculated by subtracting the aggregate exercise price of the options from the market value of the underlying common stock on the date of exercise, and do not reflect amounts actually received by the Named Employees.

(2)	Amounts are calculated by subtracting the exercise price of the options from the fair market value of the underlying common stock as quoted on The Nasdaq Stock Market of $9.42 per share on December 31, 2003, multiplied by the number of shares underlying the options, and do not reflect amounts that actually may be received by the Named Employees upon exercise of options.

(b) Change of Control Agreements

     Each of the Named Employees entered into a change of control agreement with OneSource. Under these agreements, if a Named Employee is terminated during the three months prior to or twelve months following a change in control, either by the surviving entity without cause or by the Named Employee due to a constructive termination, the Named Employee is entitled to continued paid coverage under OneSource’s group health plans and, if permitted by the plans, OneSource’s life and disability insurance plans for twelve months after the change of control. If the termination occurs on or before the 180th day following the change of control, the Named Employee shall receive (1) an amount equal to twelve months of his or her base salary, (2) an amount equal to the average of his or her performance bonus for the prior three years, and (3) an amount equal to the matching contribution paid by OneSource to his or her account under the 401(k) plan for the preceding calendar year. If the termination occurs after the 180th day but on or before the 270th day following the change of control, the Named Employee shall receive an amount equal to nine months of his or her base salary and if the termination occurs after the 270th day but on or before the one year anniversary of the change of control, the Named Employee shall receive an amount equal to six months of his or her base salary.

     Under these agreements, the Named Employees agree to abide by noncompetition and nonsolicitation provisions for a period of months following the termination equal to the number of months of base salary paid under the agreement.

     The change of control agreement with Mr. Schimmel was terminated in February 2004 in connection with his resignation and the execution of a severance agreement.

(c) Compensation Committee Interlocks and Insider Participation

     No person who served as a member of the compensation committee was, during the fiscal year ended December 31, 2003, an executive officer or employee of OneSource, was formerly an executive officer of OneSource, or had any relationship requiring disclosure herein. No executive officer of OneSource served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of OneSource or on the compensation committee of OneSource. No executive officer of OneSource served as a director of another entity, one of whose executive officers served on the compensation committee of OneSource.

(d) Compensation of Directors

     Directors who are not employees of OneSource and who are not affiliated with ValueAct Capital or its affiliates (also referred to as “outside directors”), with the exception of Mr. Kahn, receive an annual retainer fee of $15,000 and a $1,500 fee for attending regular or special meetings of the board of directors and for meetings of any committees of the board of directors on which they serve. During the fiscal year ended December 31, 2003, Mr. Kahn received $75,000 for services he provided as chairman of the board of directors. Currently, Messrs. Ancona, Fisher and Massie are the only outside directors. Outside directors have been eligible to participate in OneSource’s 1999 Stock Option and Incentive Plan, and all non-employee directors are also eligible to participate in OneSource’s 2001 Non-Employee Director Stock Option Plan. All directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings.

     In 2004, Mr. Kahn received $75,000 for services he provided as chairman of the Special Committee, Mr. Fisher received $65,000 for serving on the Special Committee and each of Messrs. Ancona and Massie received $50,000 for serving on the Special Sommittee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Certain information required by this Item is incorporated by reference to Part II, Item 5(D) entitled “Securities Authorized for Issuance Under Equity Compensation Plans” of the 2003 Form 10-K

     The following table sets forth as of March 18, 2004: (i) the name of each person who is known by OneSource to own beneficially more than 5% of the outstanding shares of common stock (“Principal Stockholder”); (ii) the name of each nominee for director of OneSource; (iii) the name of each executive officer of OneSource named in the Summary Compensation Table set forth below under the heading “Executive Compensation”; (iv) the name of a significant employee named in the Summary Compensation Table set forth below under the heading “Executive Compensation”; and (v) the number of shares beneficially owned by each such person and all directors, nominees for director, executive officers, and the significant employee of OneSource as a group and the percentage of the outstanding shares represented thereby.

	Amount and
Name and Address	Nature	Percent
of Beneficial Owner(1)	of Ownership (2)	of Class (3)
Principal Stockholders:
ValueAct Capital Partners, L.P. and related Funds One Maritime Plaza, Suite 1400, San Francisco, CA 94111 (4)	3,707,697	31.8%
Dalton, Greiner, Hartman, Maher & Co., LLC 565 Fifth Avenue, Suite 2101, New York, NY 10017-2413 (5)	957,744	8.2
Executive Officers:
Daniel J. Schimmel (6)	864,250	7.2
William G. Schumacher (7)	99,097	1.0
Philip J. Garlick (8)	80,000	1.0
Roy D. Landon (9)	152,140	1.3
David J. DeSimone (10)	109,234	1.0
Directors:
Martin F. Kahn (11)	389,256	3.3
Carl P. Fisher (12)	17,250	*
Henry Ancona (13)	16,250	*
Robert J. Massie (14)	5,000	*
Peter H. Kamin (4)	3,707,697	31.8
Named Significant Employee:
Mary F. McCabe (15)	144,803	1.2
All directors, executive officers, and named significant employee as a group (16) (12 persons)	5,605,226	48.1

*	Less than one percent of the outstanding common stock.

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o OneSource Information Services, Inc., 300 Baker Avenue, Concord, MA 01742.

(2)	The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days after the March 18, 2004 (“presently exercisable stock options”) are deemed outstanding for computing the ownership of the person holding such options, but are not deemed outstanding for computing the ownership of any other person.

(3)	Applicable percentage ownership as of March 18, 2004 is based upon 11,647,768 shares of common stock outstanding as of March 18, 2004. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and includes voting and investment power with respect to the shares. Presently exercisable stock options are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

(4)	Includes 2,971,589 shares held by ValueAct Capital Partners, L.P., 289,840 shares owned by ValueAct Capital Partners II, L.P. (“ValueAct II”) and 446,268 shares owned by ValueAct Capital International, Ltd. (“ValueAct International”). According to an amended Schedule 13D filed on February 18, 2004, the general partner of ValueAct Capital Partners, L.P. (“ValueAct”) and the managing members of the general partner exercise shared voting and investment power with respect to the shares owned by ValueAct. The general partner of ValueAct is VA Partners, LLC (“VA”). VA is also the general partner of ValueAct II and the investment manager of ValueAct International and exercises shared voting and investment power with each of ValueAct II and ValueAct International with respect to the shares owned by each of these entities. Peter H. Kamin, a current director of OneSource, Jeffrey W. Ubben and George F. Hamel, Jr. are the managing members, principal owners and controlling persons of VA and the directors and principal executive officers of ValueAct International.

(5)	According to a Schedule 13G filed on February 4, 2004, Dalton, Greiner, Hartman, Maher & Co., LLC is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Dalton, Greiner, Hartman, Maher & Co., LLC, in its capacity as investment adviser, has been granted discretionary dispositive power over its clients’ securities, and in some instances has sole voting power over such securities.

(6)	Includes 285,000 shares of common stock issuable upon exercise of presently exercisable stock options granted pursuant to OneSource’s 1999 Stock Option and Incentive Plan (the “1999 Plan”) and 579,250 shares held in the name of the Daniel J. Schimmel 1999 Family Trust.

(7)	Includes 81,250 shares of common stock issuable upon exercise of presently exercisable stock options granted pursuant to the 1999 Plan.

(8)	Includes 65,000 shares of common stock issuable upon exercise of presently exercisable stock options granted pursuant to the 1999 Plan.

(9)	Includes 80,250 shares of common stock issuable upon exercise of presently exercisable stock options granted pursuant to the 1999 Plan.

(10)	Includes 108,234 shares of common stock issuable upon exercise of presently exercisable stock options granted pursuant to OneSource’s 1993 Stock Purchase and Option Plan (the “1993 Plan”) and the 1999 Plan.

(11)	Includes 122,500 shares of common stock issuable upon exercise of presently exercisable stock options granted pursuant to OneSource’s 2001 Non-Employee Director Stock Option Plan (the “2001 NED Plan”).

(12)	Includes 16,250 shares of common stock issuable upon exercise of presently exercisable stock options granted pursuant to the 1999 Plan and the 2001 NED Plan.

(13)	Includes 16,250 shares of common stock issuable upon exercise of presently exercisable stock options granted pursuant to the 1999 Plan and the 2001 NED Plan.

(14)	Includes 5,000 shares of common stock issuable upon exercise of presently exercisable stock options granted pursuant to the 2001 NED Plan.

(15)	Includes 140,744 shares of common stock issuable upon exercise of presently exercisable stock options granted pursuant to the 1993 Plan and the 1999 Plan.

(16)	Includes 940,727 shares of common stock issuable upon exercise of presently exercisable stock options granted pursuant to the 1993 Plan, the 1999 Plan, and the 2001 NED Plan.

     OneSource will hold a 2004 annual meeting of OneSource stockholders only if the merger is not completed.

Changes in Control

     On April 29, 2004, OneSource entered into an Agreement and Plan of Merger (the “infoUSA Merger Agreement”) with infoUSA Inc. (“Parent”) and OSIS Acquisition Corp., a wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the infoUSA Merger Agreement, Merger Sub will commence a cash tender offer for 100% of OneSource’s outstanding shares of common stock to be followed by the merger of Merger Sub with and into OneSource. The foregoing is a brief description of the infoUSA Merger Agreement, and is qualified in its entirety by reference to the complete text of the infoUSA Merger Agreement, which is included as Exhibit 2.01 hereto and incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

ValueAct Capital Transaction

     On February 18, 2004, OneSource entered into an Agreement and Plan of Merger, dated February 18, 2004, by and among OneSource, VAC-OS Holdings LLC and OS Merger Sub, Inc. (the “VAC Merger Agreement”). Each of VAC-OS Holdings LLC and OS Merger Sub, Inc. are affiliates of ValueAct Capital Partners L.P. and its affiliates. On April 29, 2004, OneSource terminated the VAC Merger Agreement. In connection with the termination of the VAC Merger Agreement, VAC received, pursuant to the terms of the VAC Merger Agreement, a termination fee of $3,000,000 and reimbursement of $956,255.31 of expenses.

     Stock Repurchases

     In fiscal years 2003 and 2002, OneSource had stock buyback programs in effect. Under the stock buyback programs, which were administered by Adams, Harkness & Hill, Inc., Adams Harkness regularly repurchased OneSource common stock on the open market for OneSource pursuant to certain parameters that had been predetermined by us. Such parameters included the trading volume and price of the common stock. Based on fair market value on the date of purchase, a total of $6,647,075 of our common stock was repurchased for OneSource in fiscal year 2003 under the stock buyback programs. In fiscal year 2003, Messrs. Kahn, Schimmel, Landon, and Garlick each sold shares of common stock on the open market in aggregate amounts of $320,463, $770,211, $160,232, and $47,260, respectively, based on the fair market value on the date of such sales, that were repurchased by Adams Harkness for OneSource on the open market through the stock buyback programs. The aggregate amount of common stock repurchased from Messrs. Kahn, Schimmel, Landon, and Garlick under the stock buyback programs equaled 48% of the total amount of common stock sold by Messrs. Kahn, Schimmel, Landon, and Garlick in fiscal year 2003, based on the fair market value on date of such sales.

     Based on fair market value on the date of purchase, a total of $5,572,396 of common stock was repurchased for OneSource in fiscal year 2002 under the stock buyback programs. In fiscal year 2002, Messrs. Kahn, Schimmel, and Garlick each sold shares of common stock on the open market in aggregate amounts of $196,500, $632,875, and $400,700, respectively, based on the fair market value on the date of such sales, that were repurchased by Adams Harkness for OneSource on the open market through the stock buyback programs. The aggregate amount of common stock repurchased from Messrs. Kahn, Schimmel, and Garlick under the stock buyback programs equaled 62% of the total amount of common stock sold by Messrs. Kahn, Schimmel, and Garlick in fiscal year 2002, based on the fair market value on the date of such sales.

     In fiscal year 2002, Information Partners Capital and its affiliates subscribed for an aggregate of $663,900 of products and services from OneSource. In addition, in fiscal year 2002, William Blair & Company and its affiliates subscribed for an aggregate of $68,216 of products and services from OneSource. Prior to November 1, 2002, Information Partners Capital and its affiliates and William Blair & Company and its affiliates were principal stockholders of OneSource with each entity holding greater than 5% of OneSource common stock.

     The following table sets forth information regarding acquisitions of common stock by OneSource, showing the number of shares of common stock repurchased by OneSource, the total amount paid by OneSource, the range of prices paid for those shares and the weighted average price paid per quarter for the past two years.

Stock Repurchase Summary

				Weighted
				Average
	Number of	Total		Per Share
	Shares	Amount	Per Share	Purchase
Quarter	Repurchased	Paid	Price Range	Price
Q1’02	213,200	$1,667,672	$7.10 – 9.88	$7.82
Q2’02	119,200	$824,003	$6.50 – 7.50	$6.91
Q3’02	393,650	$2,484,295	$5.20 – 6.65	$6.31
Q4’02	92,100	$596,426	$5.57 – 6.70	$6.48
Q1’03	204,300	$1,303,820	$5.75 – 7.25	$6.38
Q2’03	307,400	$2,005,972	$6.01 – 8.05	$6.53
Q3’03	431,200	$3,337,283	$7.52 – 8.25	$7.74
Q4’03	N/A	N/A	N/A	N/A

Other Related Transactions

     OneSource entered into a severance agreement with Daniel J. Schimmel in connection with his resignation as an officer and director effective February 5, 2004. Pursuant to the agreement, Mr. Schimmel received a severance payment of approximately $500,000 and all of his options were vested.

     On November 2, 2002, OneSource entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with ValueAct Capital and certain of its affiliates. Pursuant to the terms of the Registration Rights Agreement, the board of directors appointed Mr. Kamin to serve as a Director on OneSource’s Board of Directors until this Annual Meeting of Stockholders. In addition, pursuant to the Registration Rights Agreement, for so long as ValueAct owns at least 30% of OneSource’s outstanding shares, OneSource will, subject to the Board of Director’s fiduciary duties under applicable law and subject to the requirements established by the National Association of Securities Dealers, the United States Securities and Exchange Commission, the Nasdaq National Market System, any governmental or regulatory body exercising authority over OneSource, or any other applicable statute, rule or regulation, use its best efforts to include Mr. Kamin in the slate of nominees recommended for election to the Board of Directors at each annual meeting of OneSource.

Item 14. Principal Accountant Fees and Services

     During the fiscal years ended December 31, 2003 and 2002, PricewaterhouseCoopers LLP, independent certified public accountants, served as our independent auditors and performed other appropriate services for OneSource.

Fees

     During 2003 and 2002, OneSource retained PricewaterhouseCoopers to provide services in the following categories and amounts:

Description of Service	2003	2002
Audit Fees(1)	$294,150	$210,450
Audit-Related Fees(2)	27,325	79,400
Tax Fees(3)	—	10,624
All Other Fees(4)	—	—

(1)	Audit Fees. Audit fees include fees for professional services that normally would be provided by the independent auditor in connection with statutory and regulatory filings or engagements. In addition to fees for the annual audit and reviews of the OneSource’s quarterly reports on Form 10-Q in accordance with generally accepted auditing standards, this category contains fees for statutory audits, consents, and assistance with and review of documents filed with the SEC.

(2)	Audit-Related Fees. Audit-related fees include fees relating to assurance and related services, such as: employee benefit plan audits, due diligence relating to mergers and acquisitions by OneSource, accounting consultations and audits in connection with acquisitions, internal control reviews, and consultations concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees include fees for professional services rendered for income tax compliance, advice, planning, and return preparation.

(4)	All Other Fees. The aggregate fees billed by PricewaterhouseCoopers for services other than those described above for the fiscal years ended December 31, 2003 and 2002 were zero.

     OneSource’s audit committee has determined that the provision of the services by PricewaterhouseCoopers as set forth herein are compatible with maintaining PricewaterhouseCoopers’ independence within the meaning of the rules and guidelines of the United States Securities and Exchange Commission, American Institute of Certified Public Accountants, and Independence Standards Board.

In addition, all non-audit services are reviewed with the audit committee, which approved the provision of such services by PricewaterhouseCoopers and concluded that the provision of such services were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. In January 2004, the audit committee pre-approved fees of PricewaterhouseCoopers up to $30,000 related to services to be performed in connection with the special committee’s review of strategic alternatives, including assistance with due diligence investigations. In March 2004, the audit committee pre-approved fees of PricewaterhouseCoopers up to $30,000 related to responding to any inquires or comments from the Securities and Exchange Commission regarding the merger or any related filings.

Pre-Approval Policies and Procedures

     All non-audit services provided to OneSource by PricewaterhouseCoopers are properly approved in accordance with paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X of the Securities and Exchange Act. Before non-audit related services are to be performed, the scope and estimated cost of such services are presented to the audit committee for consideration and approval. There were no such non-audit services provided by PricewaterhouseCoopers in 2003 that were not pre-approved by the audit committee

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     OneSource hereby files as part of this Annual Report on Form 10-K/A the exhibits listed below. Exhibits that are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the United States Securities and Exchange Commission in Washington, D.C.; New York, New York; and Chicago, Illinois. Please call the United States Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference rooms. United States Securities and Exchange Commission filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at HTTP://WWW.SEC.GOV.

Exhibit
No.	Description
2.01	Agreement and Plan of Merger, dated April 29, 2004, by and between the Registrant, infoUSA Inc. and OSIS Acquisition Corp. (filed as Exhibit 2.1 to Form 8-K dated April 29, 2004, and incorporated herein by reference)

31.01	Rule 13a-14(a) / 15d-14(a) Certification

31.02	Rule 13a-14(a) / 15d-14(a) Certification

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONESOURCE INFORMATION SERVICES, INC.

By: /s/ MARTIN KAHN

Martin Kahn
Executive Chairman and Chief Executive Officer

Date: April 29, 2004