Form 10-Q
period 2004-03-31
ONESOURCE INFORMATION SERVICES INC
filed 2004-05-17
CIK 1079880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2004

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

     Yes ☐                      No ☒

     The number of shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of May 10, 2004 was 11,662,694.

OneSource Information Services, Inc.

PART I            FINANCIAL INFORMATION

Item 1. Financial Statements

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$25,265	$22,794
Accounts receivable, net of allowance for doubtful accounts of $162 and $289 at March 31, 2004 and December 31, 2003, respectively	7,642	16,705
Deferred royalties	1,682	1,729
Deferred commissions	1,350	1,362
Prepaid expenses and other current assets	886	899
Restricted time deposit	500	—

Total current assets	37,325	43,489
Property and equipment, net	5,038	4,612
Goodwill	4,445	4,445
Acquired intangible assets, net	809	890
Restricted time deposit	103	—
Long-term deferred royalties	1,517	1,517
Capitalized software development costs, net	3,839	3,923
Deferred income taxes	1,480	1,480
Other assets	186	207

Total assets	$54,742	$60,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,046	$1,046
Accounts payable	1,033	1,851
Accrued compensation and benefits	1,602	2,692
Accrued royalties	2,288	2,641
Accrued expenses	1,907	1,882
Deferred revenues	26,111	29,520
Deferred income taxes	692	692

Total current liabilities	34,679	40,324
Long-term debt	1,266	1,528

Total liabilities	35,945	41,852

Commitments, contingencies and guarantees	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value:
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value:
35,000,000 shares authorized; 13,287,453 shares issued and 11,647,768 shares outstanding at March 31, 2004; 13,287,453 shares issued and 11,635,432 shares outstanding at December 31, 2003	133	133
Additional paid-in capital	36,767	36,720
Accumulated deficit	(6,983)	(6,801)
Accumulated other comprehensive income	1,063	941
Treasury stock, at cost	(12,183)	(12,282)

Total stockholders’ equity	18,797	18,711

Total liabilities and stockholders’ equity	$54,742	$60,563

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)
(unaudited)

	For the three months ended
	March 31,
	2004	2003
Revenues	$14,339	$14,496
Cost of revenues	4,623	4,709

Gross profit	9,716	9,787

Operating expenses:
Selling and marketing	4,457	4,444
Platform and product development	2,582	2,691
General and administrative	2,998	1,507
Amortization of acquired intangible assets	81	81

Total operating expenses	10,118	8,723

Income (loss) from operations	(402)	1,064
Interest income	160	112
Interest expense	(39)	(3)

Income (loss) before provision for income taxes	(281)	1,173
Provision (benefit) for income taxes	(99)	434

Net income (loss)	$(182)	$739

Net income (loss) per share:
Basic	$(0.02)	$0.06
Diluted	$(0.02)	$0.06
Weighted average common shares outstanding:
Basic	11,639	11,680
Diluted	11,639	12,119

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(unaudited)

	For the three months ended
	March 31,
	2004	2003
Cash flows relating to operating activities:
Net income (loss)	$(182)	$739
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	717	800
Amortization of acquired intangible assets	81	81
Stock-based employee compensation expense	56	—
Tax benefits of stock options	—	204
Loss on disposal of fixed assets	1	8
Changes in operating assets and liabilities:
Accounts receivable	9,206	9,728
Deferred royalties	47	654
Deferred commissions	12	287
Prepaid expenses and other assets	38	134
Accounts payable	(850)	(942)
Accrued compensation and benefits	(902)	(1,108)
Accrued royalties	(353)	(1,068)
Accrued expenses	(185)	165
Deferred revenues	(3,654)	(5,094)

Net cash provided by operating activities	4,032	4,588

Cash flows relating to investing activities:
Increase in restricted time deposits	(603)	—
Purchases of property and equipment	(890)	(642)
Capitalization of software development costs	(163)	(802)

Net cash used by investing activities	(1,656)	(1,444)

Cash flows relating to financing activities:
Issuance of stock pursuant to stock options and employee stock purchase plan	89	442
Repurchase of common stock for treasury	—	(1,304)
Proceeds from issuance of long-term debt	—	1,537
Repayments of long-term debt	(261)	—

Net cash provided (used) by financing activities	(172)	675

Effect of exchange rate changes on cash and cash equivalents	267	(181)

Increase in cash and cash equivalents	2,471	3,638
Cash and cash equivalents, beginning of period	22,794	23,096

Cash and cash equivalents, end of period	$25,265	$26,734

The accompanying notes are an integral part of these consolidated financial statements.

ONESOURCE INFORMATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

1. Nature of Business

     OneSource Information Services, Inc. (“OneSource”) provides primarily Web-based business and financial information products to professionals in corporations and other enterprises and also distributes information on private technology companies. OneSource primarily sells its products through a direct sales force located throughout the United States and United Kingdom. OneSource manages its business as a single segment.

     On April 29, 2004, OneSource terminated the merger agreement, dated February 18, 2004, with affiliates of ValueAct Capital Partners, L.P. under which each share of common stock of OneSource outstanding at the time of the merger (other than shares held by ValueAct Capital and its affiliates) were to be converted into the right to receive $8.40 per share in cash.

     On April 29, 2004, OneSource also announced that it had agreed to be acquired by a wholly-owned subsidiary of infoUSA Inc. for $8.85 per share in cash. This transaction has been structured as a cash tender offer for 100% of OneSource’s outstanding shares of common stock to be followed by the merger of OneSource with and into a wholly-owned subsidiary of infoUSA Inc., and is expected to close in the second quarter of 2004.

2. Basis of Presentation

     The accompanying consolidated financial statements of OneSource as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 are unaudited. In the opinion of OneSource’s management, these unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for those periods. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results of operations for the year ending December 31, 2004.

     The balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in OneSource’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 29, 2004.

3. Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the sum of the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock from the assumed exercise of stock options using the treasury stock method.

     Shares used in calculating basic and diluted net income (loss) per share are as follows:

	Three months ended
	March 31,
	2004	2003
	(In thousands)
Weighted-average shares outstanding used for basic net income (loss) per share	11,639	11,680
Incremental shares from dilutive stock options	—	439

Weighted-average shares outstanding used for diluted net income (loss) per share	11,639	12,119

     Options to purchase 2,488,470 and 2,236,048 shares of common stock for the three months ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive.

4. Accounting for Stock-Based Compensation

     Compensation expense has been recognized for OneSource’s stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost been determined based on the fair value of the options at the grant date consistent with the provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” OneSource’s net income (loss) and net income (loss) per share on a pro forma basis would have been as shown below. For the three months ended March 31, 2003, stock-based compensation expense determined under the fair value method for all awards has been adjusted to properly reflect related tax effects.

	Three months ended
	March 31,
	2004	2003
	(In thousands,
	except per share data)
Net income (loss):
As reported	$(182)	$739
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	56	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(688)	(720)

Pro forma net income (loss)	$(814)	$19

Basic net income (loss) per share:
As reported	$(0.02)	$0.06
Pro forma	$(0.07)	$—
Diluted net income (loss) per share:
As reported	$(0.02)	$0.06
Pro forma	$(0.07)	$—

     During the three months ended March 31, 2004, the vesting period and the term for options to purchase 125,000 shares of common stock were modified in connection with an employee termination. As a result of these modifications, OneSource recorded stock-based compensation expense of $56,000 during the three months ended March 31, 2004 in accordance with the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

5. Goodwill and Acquired Intangible Assets

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

     There was no change in the carrying value of goodwill during the three months ended March 31, 2004.

Acquired intangible assets consist of the following:

	March 31, 2004			December 31, 2003
			(In thousands)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Subscriber list	$1,150	$(713)	$437	$1,150	$(675)	$475
Database	986	(634)	352	986	(598)	388
Trademarks	145	(125)	20	145	(118)	27

	$2,281	$(1,472)	$809	$2,281	$(1,391)	$890

     Amortization of acquired intangible assets was $81,000 for each of the three-month periods ended March 31, 2004 and 2003. The following table summarizes estimated future amortization expense related to acquired intangible assets recorded at March 31, 2004 for the periods indicated:

Estimated
Year ending	Amortization
December 31,	Expense
(In thousands)
2004 (Remainder)	$246
2005	299
2006	264

$809

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

     Borrowings under the equipment line of credit incur interest at the prime interest rate (4.00% as of March 31, 2004) plus 0.50%. The equipment line of credit had two draw-down periods, one that expired on March 31, 2003 and a second that expired on September 30, 2003. Principal payments under the equipment line of credit consist of 36 equal monthly installments, commencing at the end of each draw-down period. In March 2003, OneSource borrowed $1.5 million under the equipment line of credit and monthly repayments of 36 equal installments began on April 1, 2003. In September 2003, OneSource borrowed $1.3 million under the equipment line of credit and monthly repayments of 36 equal installments began on October 1, 2003.

     The working capital line of credit expired on December 20, 2003. On January 8, 2004, OneSource entered into the First Loan Modification Agreement that retroactively extended the working capital revolving line of credit portion of the Loan and Security Agreement from December 21, 2003 until March 18, 2004. OneSource did not renew the working capital revolving line of credit which expired on March 18, 2004. There were no outstanding borrowings under the working capital line of credit as of March 31, 2004.

     In June 2003, OneSource reserved $0.6 million from the working capital line of credit to secure two letters of credit related to leased office space. OneSource is required to maintain, on behalf of the landlord, these letters of credit over the term of the leases. Due to the expiration of the working capital line of credit on March 18, 2004, OneSource established two restricted certificates of deposits that total $0.6 million to secure these letters of credit.

     The Loan and Security Agreement contains financial covenants requiring that once a borrowing takes place, OneSource maintain an adjusted quick ratio of 2.0:1 and to report a net profit of at least $1.00 for each fiscal quarter. The adjusted quick ratio is defined as quick assets to current liabilities, minus deferred revenue. Quick assets include unrestricted cash, cash equivalents, net billed accounts receivable and investments with maturities of fewer than 12 months. As of March 31, 2004, OneSource did not comply with the financial covenant of reporting at least a net profit of $1.00 for the three months ended March 31, 2004. Silicon Valley Bank waived such noncompliance on April 21, 2004.

     In June 2003, OneSource borrowed $0.3 million and issued a promissory note to fund maintenance costs associated with computer networking equipment. The note is payable in twelve equal quarterly installments of approximately $25,000 at an effective interest rate of 1.7%, beginning May 2003. The promissory note does not require any collateral and does not contain any financial covenants.

     The following table summarizes future maturities under the equipment line of credit and the promissory note as of March 31, 2004:

	Equipment	Promissory
Year ending December 31,	Line of Credit	Note	Total Debt
	(In thousands)
2004 (Remainder)	$711	$77	$788
2005	948	102	1,050
2006	454	25	479

Minimum future payments	2,113	204	2,317
Less amounts representing interest	—	5	5

Total debt	2,113	199	2,312
Current portion of long-term debt	948	98	1,046

Long-term debt	$1,165	$101	$1,266

7. Comprehensive Income (Loss)

     Total comprehensive income (loss), which includes net income (loss) and the foreign currency translation adjustment, was $(60,000) and $0.6 million for the three months ended March 31, 2004 and 2003, respectively.

8. Geographic Information

     Revenue was distributed geographically as follows:

	Three months ended
	March 31,
	2004	2003
	(In thousands)
United States	$10,067	$10,312
United Kingdom	4,272	4,184

	$14,339	$14,496

     Substantially all of OneSource’s identifiable long-lived assets are located in the United States.

9. Stockholders’ Equity

     a. Treasury Stock

     In April 2001, OneSource’ board of directors announced a stock buyback program to repurchase up to 1,000,000 shares of OneSource common stock over the following twelve months. In January 2002, OneSource completed the repurchase of its common stock authorized under this stock buyback program at an average price of $8.48 per share.

     In January 2002, OneSource’ board of directors announced a second stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. In November 2002, OneSource completed its second stock buyback program, having repurchased 749,931 shares of its common stock at an average price of $6.67 per share.

     In October 2002, OneSource’ board of directors announced a third stock buyback program to repurchase up to an additional $5.0 million of its common stock over the following twelve months. In August 2003, OneSource completed its third stock buyback program, having repurchased 736,837 shares of its common stock at an average price of $6.79 per share.

     In July 2003, OneSource’ board of directors announced a fourth stock buyback program to repurchase up to an additional $7.0 million of its common stock over the following twelve months. As of March 31, 2004, OneSource had repurchased 234,882 shares of its common stock under this fourth stock buyback program at an average price of $7.83 per share for a total cost of $1.8 million.

     In August 2002, OneSource began to re-issue its treasury stock, using the average cost method, for stock option exercises associated with OneSource’s various stock option plans and the 1999 Employee Stock Purchase Plan. As of March 31, 2004, OneSource had re-issued 1,082,965 shares of its treasury stock having an average cost of $7.51 per share.

     Gains resulting from the re-issuance of treasury stock at per share prices that are above the average cost are recorded as an increase to additional paid-in capital. Losses resulting from the re-issuance of treasury stock at per share prices that are below the average cost are first recorded as a reduction of additional paid-in capital for previously recorded gains, then as an increase to accumulated deficit. As a result of the re-issuance of treasury stock, OneSource recorded an increase of zero and $1.1 million to accumulated deficit during the three months ended March 31, 2004 and 2003, respectively.

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

     The Rights Plan “grandfathers” ValueAct Capital, L.P. and its affiliates as long as they do not acquire beneficial ownership of more than 35% of OneSource common stock. On February 17, 2004, the Rights Plan was amended to exempt the proposed transaction with ValueAct Capital and its affiliates. On April 29, 2004, the proposed transaction with ValueAct Capital and its affiliates was terminated.

     On April 29, 2004, the Rights Plan was further amended to exempt the proposed transaction with infoUSA Inc. and to remove the exemption for the proposed transaction with ValueAct Capital and its affiliates.

     OneSource may redeem the rights at a price of $0.001 per right at any time prior to the time that any person becomes the beneficial owner of 15% or more of its common stock. The rights will expire on October 6, 2013, unless earlier exchanged.

10. Guarantor Agreements and Provisions

     The following is a summary of agreements and provisions that OneSource has determined are within the scope of Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others:”

     OneSource’s agreements with OneSource product customers, third party information and technology providers, and vendors include standard indemnification provisions. Under these agreements, OneSource generally agrees to defend, indemnify, and hold harmless the indemnified party with respect to any third party claim that the OneSource product, excluding any data or technology provided by the indemnified party, infringes a United States or United Kingdom patent, copyright, trade secret, or other proprietary right. The terms of these indemnification provisions are generally perpetual after execution of the agreement. The maximum potential amount of future payments OneSource may be required to make under these indemnification provisions is unlimited. OneSource has never incurred costs to defend lawsuits or settle actions related to these indemnification provisions. As a result, OneSource believes that the estimated fair market value of these indemnification provisions is minimal. Accordingly, OneSource does not have any liabilities recorded in its financial statements related to these provisions as of March 31, 2004.

     OneSource’s agreements with OneSource product customers also include standard warranty provisions. OneSource warrants that it has the right to license the OneSource product line to customers, but does not warrant the accuracy, adequacy, completeness, or timeliness of the OneSource products or content from the OneSource products. If required, OneSource would disclose the estimated cost of product warranties based on specific warranty claims received. However, OneSource has never incurred expense under its product warranties. As a result, OneSource believes that the estimated fair market value of this warranty provision is minimal. Accordingly, OneSource does not have any liabilities recorded in its financial statements related to this provision as of March 31, 2004.

     OneSource has provisions in its articles of incorporation whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at OneSource’s request in such capacity. The maximum potential amount of future payments OneSource could be required to make under these indemnification provisions is unlimited; however, OneSource has a Directors and Officers insurance policy that limits its exposure and should enable it to recover a portion of any future amounts paid. As a result of OneSource’s insurance policy coverage, OneSource estimates that the exposure resulting from these indemnification provisions is minimal. Accordingly, OneSource does not have any liabilities recorded for these provisions as of March 31, 2004.

11. Contingencies

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

12. Subsequent Event

     At March 31, 2004, OneSource did not comply with a financial covenant of the Loan and Security Agreement, as described in Note 6 to these consolidated financial statements, and Silicon Valley Bank has waived such noncompliance as of April 21, 2004.

     On April 29, 2004, OneSource terminated the merger agreement, dated February 18, 2004, with affiliates of ValueAct Capital Partners, L.P. under which each share of common stock of OneSource outstanding at the time of the merger (other than shares held by ValueAct Capital and its affiliates) was to be converted into the right to receive $8.40 per share in cash (the “ValueAct Agreement”). Pursuant to the terms of the ValueAct Agreement, OneSource paid ValueAct Capital a termination fee of $3.0 million and expense reimbursement of $956,255.

     On April 29, 2004, OneSource also announced that it had entered into an agreement to be acquired by a wholly-owned subsidiary of infoUSA Inc. for $8.85 per share in cash. This transaction has been structured as a cash tender offer for 100%

of OneSource’s outstanding shares of common stock to be followed by the merger of OneSource with and into a wholly-owned subsidiary of infoUSA Inc., and the offer is expected to close in the second quarter of 2004. A vote of OneSource shareholders on the merger will be required only if infoUSA owns less than 90% of the shares of common stock of OneSource following the offer. In connection with the transaction, ValueAct Capital Partners, L.P. and certain of its affiliates and Martin Kahn, executive chairman and interim chief executive officer of OneSource, have entered into agreements with infoUSA Inc., under which they have agreed to tender their OneSource common stock pursuant to the offer and vote in favor of the offer. These stockholders held approximately 34.1% of the outstanding common stock of OneSource as of April 29, 2004. As part of the transaction, OneSource has granted infoUSA an option to acquire up to 19.9% of the issued and outstanding shares of OneSource that would become exercisable only upon the acceptance and payment for shares of common stock in the offer if, after the exercise of the option, infoUSA would own 90% or more of the issued and outstanding shares of common stock of OneSource. On April 29, 2004, OneSource’s Rights Agreement with American Stock Transfer & Trust Company, dated as of October 7, 2003, was amended to exempt this proposed transaction. On April 29, 2004, OneSource received a payment of $3.0 million from infoUSA for the purpose of reimbursing OneSource for the termination fee incurred in connection with OneSource’s termination of the ValueAct Agreement.

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

     OneSource was formed as a division of Lotus Development Corporation in 1987 and became an independent company when it was purchased in a management buy-out in 1993. Until December 1996, OneSource’s business was to provide business information to the financial community using CD Rom technology as the primary method of distribution. The introduction of the OneSource Business BrowserSM product line in December 1996 marked a fundamental shift in the business as OneSource began a transition away from its legacy CD Rom business and toward Web-based products. The OneSource Business Browser product line is designed to be a comprehensive and easy-to-use business and financial information resource, integrating over 2,500 sources of business information from more than 30 business and financial information providers and OneSource’s own CorpTech® high-technology company database. The OneSource product line also includes the AppLinkSM software development kit, which allows customers to access content in HTML and XML formats from Business Browser products through their own internal applications and without the use of the Business Browser user interface and pre-established screens and workflow.

     On April 29, 2004, OneSource terminated the merger agreement, dated February 18, 2004, with affiliates of ValueAct Capital Partners, L.P. under which each share of common stock of OneSource outstanding at the time of the merger (other than shares held by ValueAct Capital and its affiliates) were to be converted into the right to receive $8.40 per share in cash.

     On April 29, 2004, OneSource also announced that it had agreed to be acquired by a wholly-owned subsidiary of infoUSA Inc. for $8.85 per share in cash. This transaction has been structured as a cash tender offer for 100% of OneSource’s outstanding shares of common stock to be followed by the merger of OneSource with and into a wholly-owned subsidiary of infoUSA Inc., and is expected to close in the second quarter of 2004.

     Revenues from OneSource products generally consist of monthly subscription fees from customer contracts. Customer contracts span varying periods of time but are generally for one year, are renewable for like periods, and are payable in advance. Subscription fees generally are quoted to clients on an annual basis but are earned as revenues ratably on a monthly basis over the subscription period. Invoices are recorded as accounts receivable until paid and as deferred revenues until earned. Deferred revenues decreased 12% to $26.1 million as of March 31, 2004 from $29.5 million as of December 31, 2003, and increased 4% from $25.0 million as of March 31, 2003.

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

     Platform and product development expense consists primarily of employee salaries and benefits, facilities allocation and related expenses, as well as outside contractor expenses, relating to the development of the “platform” of core software supporting OneSource products and the development of new products based upon that platform. Platform and product development expense includes expenses relating to the editorial staff that implements the Global Business TaxonomyTM system to integrate disparate information sources into the OneSource Business Browser products.

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

     Goodwill and Acquired Intangible Assets. Goodwill and acquired intangible assets, which consist of a trademark, subscriber list, and database, were the results of an acquisition of a company by OneSource in 1999. Acquired intangible assets are amortized using the straight-line method over periods of approximately five to seven years, based on the estimated useful life. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” OneSource ceased amortizing goodwill as of January 1, 2002 and reviews goodwill for potential impairment in the third quarter of each fiscal year, as well as on event-driven basis, using a fair value approach. Since OneSource constitutes one reporting unit under SFAS No. 142, its fair value, which equals its market capitalization based on the closing price of its common stock as quoted on the Nasdaq National Market, is compared to its net assets, which includes the carrying value of goodwill. If OneSource’s market capitalization exceeds its net assets, it is determined that no impairment has occurred and no adjustment is required. If impairment is indicated, a write-down to the implied fair value of goodwill is recorded. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

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

     Income Taxes. OneSource records income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” which requires management judgment in determining OneSource’s consolidated provision for income taxes, deferred income tax balances, and any valuation allowance associated with deferred tax assets. A deferred income tax asset or liability is established when differences exist between the financial statement carrying amount and the tax bases of assets and liabilities. When it is more likely than not that all or some portion of specific deferred tax assets will not be recovered from future taxable income, a valuation allowance must be established for the amount of deferred tax assets that are determined not to be realizable. In accordance with SFAS No. 109, OneSource evaluates all available evidence, both positive and negative, bearing upon the realizability of its deferred tax assets. At March 31, 2004 and December 31, 2003, there was no valuation allowance because OneSource determined that it was more likely than not that its deferred tax assets would be realized based on facts and circumstances which include, but are not limited to, its recent history of profitability, current economic conditions and forecasted profitability in the future.

Comparison of Results for the Quarters Ended March 31, 2004 and March 31, 2003

     Revenues. Revenues decreased 1% to $14.3 million for the quarter ended March 31, 2004 from $14.5 million for the quarter ended March 31, 2003. Web-based product revenues decreased 1% to $13.9 million for the quarter ended March 31, 2004 from $14.1 million for the quarter ended March 31, 2003. This decrease was primarily a result of an overall decline in revenues by $0.8 million, which was partially offset by the impact of a higher average currency conversion rate relating to the conversion of British pounds associated with OneSource’s operations in the United Kingdom to United States dollars, which increased Web-based product revenues by $0.6 million. At the same time, CD Rom product and other revenues were $0.4 million for each of the quarters ended March 31, 2004 and 2003.

     Cost of Revenues. As a percentage of revenues, cost of revenues was 32% for each of the quarters ended March 31, 2004 and 2003. Cost of revenues decreased 2% to $4.6 million for the quarter ended March 31, 2004 from $4.7 million for the quarter ended March 31, 2003. This decrease was principally due to decreased royalty expense by $0.2 million and lower depreciation expense associated with computer equipment used for data processing and on-line requirements by $0.2 million. Partially offsetting these decreases were increased compensation-related expense by $0.1 million, higher software maintenance expense by $0.1 million and increased amortization expense of capitalized software development costs by $0.1 million.

     Selling and Marketing Expense. As a percentage of revenues, selling and marketing expense was 31% for each of the quarters ended March 31, 2004 and 2003. For each of the quarters ended March 31, 2004 and 2003, selling and marketing expense was $4.5 million. Although selling and marketing expense in total remained flat for the quarter ended March 31, 2004, compensation-related expense increased by $0.4 million as a result of increased headcount and allocation of facility costs increased by $0.1 million. These increases were offset by lower recruiting expense by $0.2 million, decreased fees paid to outside consultants by $0.2 million, and decreased marketing expense by $0.1 million.

     Platform and Product Development Expense. As a percentage of revenues, platform and product development expense decreased to 18% for the quarter ended March 31, 2004 from 19% for the quarter ended March 31, 2003. Platform and product development expense decreased 4% to $2.6 million for the quarter ended March 31, 2004 from $2.7 million for the quarter ended March 31, 2003. This decrease was primarily due to lower outside contractor expense by $0.2 million and decreased recruiting expense by $0.1 million. Offsetting these decreases by $0.2 million was lower capitalization of software development costs associated with the development of software platforms to be used in OneSource’s products and programs.

     General and Administrative Expense. As a percentage of revenues, general and administrative expense increased to 21% for the quarter ended March 31, 2004 from 10% for the quarter ended March 31, 2003. General and administrative expense increased 99% to $3.0 million for the quarter ended March 31, 2004 from $1.5 million for the quarter ended March 31, 2003. This increase was primarily due to $0.5 million in charges associated with severance costs for OneSource’s previous chief executive officer and $0.7 million of expenses associated with the work of the special committee and the proposed merger with affiliates of ValueAct Capital Partners, L.P., which were incurred during the quarter ended March 31, 2004. Expenses associated with the work of the special committee and the proposed merger with affiliates of ValueAct Capital included legal fees of $0.5 million, fees of $0.1 million to members of the special committee, and other related costs of $0.1 million.

     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $0.1 million for each of the quarters ended March 31, 2004 and 2003. This expense is the result of the acquisition of Corporate Technology Information Services, Inc. in October 1999 and the associated amortization of the acquired intangible assets.

     Interest Income, Net. Interest income, net of interest expense, was $0.1 million for each of the quarters ended March 31, 2004 and 2003. Interest expense associated with OneSource’s long term debt was approximately $39,000 for the quarter ended March 31, 2004.

     Provision for Income Taxes. For the quarter ended March 31, 2004, the benefit for income taxes was $0.1 million on a pre-tax loss of $0.3 million compared to a provision for income taxes of $0.4 million on pre-tax income of $1.2 million for the quarter ended March 31, 2003. The effective tax rate was 35% and 37% for the quarters ended March 31, 2004 and 2003, respectively. For both quarters ended March 31, 2004 and 2003, OneSource calculated its provision for income taxes for its domestic income using the federal statutory tax rate of 34%, plus an estimated effective state tax rate of 5%. For both quarters ended March 31, 2004 and 2003, OneSource calculated its provision for income taxes for its foreign income using a 30% effective tax rate. Due to differentials in domestic and foreign income for the quarters ended March 31, 2004 and 2003, these calculations yielded annualized worldwide effective tax rates of 35% for the three months ended March 31, 2004 and 37% for the three months ended March 31, 2003.

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

     The calculation of annualized contract value for OneSource’s Web-based products is illustrated below:

		One Month of
	Web-Based	Invoiced Fees
	Deferred	in Deferred	Annualized
Measurement Date	Revenues	Revenues	Contract Value
		(In thousands)
March 31, 2003	$24,434	$4,528.1	$54,337
March 31, 2004	$22,481	$4,433.3	$53,199

     The aggregate annualized contract value for Web-based products was $53.2 million as of March 31, 2004, compared to $54.3 million as of March 31, 2003. Of this $53.2 million, $48.6 million was attributable to those customers that were under contract as of both March 31, 2004 and 2003. The renewal rate for subscribers of the Business Browser product line as of March 31, 2004 was 79%, calculated on a dollar basis, whereas the renewal rate for those subscribers that also used the AppLink software development kit as of March 31, 2004 was 22%, calculated on a dollar basis.

     The number of Web-based customers increased to 760 at March 31, 2004 from 750 at December 31, 2003 and decreased from 790 at March 31, 2003. On average, OneSource’s customers for Web-based products as of March 31, 2004 had an annualized contract value of $70,000 per customer, compared to an average annualized contract value of $68,800 per customer as of March 31, 2003.

     As of March 31, 2004, 43 organizations subscribed to the AppLink software development kit. Such customers as of March 31, 2004 generated, on average, approximately $396,285 each in annualized contract value.

Liquidity and Capital Resources

     Since acquiring the business from Lotus Development Corporation in 1993, OneSource has funded operations through a combination of seller financing, proceeds received from the sale of Class P common stock and common stock in connection with the purchase of the business from Lotus Development Corporation, bank debt, proceeds received from the sale of non-strategic lines of business, capitalized equipment leases, cash flows from operations, OneSource’s initial public offering which closed in May 1999, and issuance of stock pursuant to stock options and an employee stock purchase plan.

     Cash and cash equivalents totaled $25.3 million at March 31, 2004, compared to $22.8 million at December 31, 2003. The increase was primarily due to net cash provided by operating activities of $4.0 million, partially offset by net cash used by investing activities of $1.7 million and net cash used by financing activities of $0.2 million.

     Net cash provided by operating activities was $4.0 million for the quarter ended March 31, 2004, compared to $4.6 million for the quarter ended March 31, 2003. The net decrease of $0.6 million period to period was the result of a net loss of $0.2 million for the quarter ended March 31, 2004, compared to net income of $0.7 million for the quarter ended March 31, 2003, a decrease of $0.2 million in the tax benefits of stock options, and a decrease in depreciation and amortization by $0.1 million, partially offset by a net increase in operating assets and liabilities of $0.6 million.

     Net cash used by investing activities was $1.7 million for the quarter ended March 31, 2004, compared to $1.4 million for the quarter ended March 31, 2003. Net cash used by investing activities was primarily for purchases of property and equipment of $0.9 million during the quarter ended March 30, 2004 and $0.6 million during the quarter ended March 31, 2003, as well as $0.2 million for capitalized software development costs for the quarter ended March 31, 2004 and $0.8 million for the quarter ended March 31, 2003, and the purchase of restricted time deposits of $0.6 million during the quarter ended March 31, 2004. These restricted time deposits were established to secure letters of credit on behalf of landlords for leased office space. Purchases of property and equipment for the quarter ended March 31, 2004 and 2003 included $0.3 million and zero, respectively, of capitalized software development costs. The remaining purchases of property and equipment for each of the quarters ended March 31, 2004 and 2003, primarily consisted of software and computer equipment. For the quarter ended March 31, 2004, OneSource capitalized an aggregate of $0.5 million of external and internal software development costs compared to $0.8 million for the quarter ended March 31, 2003. These capitalized software development costs were primarily associated with development of software platforms to be used in OneSource products and programs. For the quarter ended March 31, 2004, software development projects primarily included continued development of the new data repository on a single, unified database structure; development of new platform functionality; and development of additional functionalities for one of the CatalystSM modules.

     Net cash used by financing activities was $0.2 million for the quarter ended March 31, 2004, compared to net cash provided by financing activities of $0.7 million for the quarter ended March 31, 2003. Net cash used by financing activities for the quarter ended March 31, 2004 primarily consisted of the repayment of long-term debt of $0.3 million, partially offset by proceeds from the issuance of common stock pursuant to stock options and the employee stock purchase plan of $0.1 million. Net cash provided by financing activities for the quarter ended March 31, 2003 primarily consisted of proceeds from the equipment line of credit of $1.5 million, and proceeds from the issuance of common stock pursuant to stock options and the employee stock purchase plan of $0.4 million. Partially offsetting these proceeds was the repurchase of common stock of $1.3 million.

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

     In July 2003, OneSource’s board of directors announced a fourth stock buyback program to repurchase up to an additional $7.0 million of its common stock over the following twelve months. As of March 31, 2004, OneSource had repurchased 234,882 shares of its common stock under this fourth stock buyback program at an average price of $7.83 per share, for a total cost of $1.8 million.

     OneSource believes that its current cash and cash equivalents and funds anticipated to be generated from operations will be sufficient to satisfy working capital and capital expenditure requirements for at least the following twelve months.

Contractual Obligations and Commitments

     The following table presents OneSource’s contractual obligations and commercial commitments as of March 31, 2004 over the next five calendar years.

		Payments due by period
		Less than one	One to three	Three to five	More than
Contractual Obligations	Total	year	years	years	five years
		(In thousands)
Long-term debt	$2,317	$1,050	$1,267	$—	$—
Operating leases	1,131	645	486	—	—
Royalty contracts	7,620	4,920	2,700	—	—
Purchase obligations	533	533	—	—	—

Total	$11,601	$7,148	$4,453	$—	$—

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

     THE TRANSACTIONS WITH INFOUSA INC. MAY NOT BE COMPLETED. On April 29, 2004, we announced that we had entered into a merger agreement with infoUSA Inc. Under the agreement, on May 6, 2004, infoUSA Inc., through a wholly-owned subsidiary, commenced a cash tender offer to acquire each share of our common stock outstanding at a purchase price of $8.85 per share in cash. The offer is expected to close in the second quarter of 2004, but infoUSA Inc. may refuse to complete the offer for a variety of reasons, including if there is a material adverse change affecting us or if less than 51% of our common stock outstanding is tendered. The merger agreement provides that, following the closing of the tender offer, a wholly owned subsidiary of infoUSA Inc. will be merged with and into us, and we will continue as a wholly owned subsidiary of infoUSA. However, infoUSA may terminate the merger agreement prior to the merger for several reasons, including if we breach the agreement and such breach, unless cured within a specific time, would result in a material adverse effect on us, or if less than 51% of the outstanding shares of our common stock were tendered in the offer. Completion of the merger is also subject to certain conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

     If either the offer or the subsequent merger is not completed for any reason, we may be subject to a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	under certain circumstances, we may be required to pay a termination fee of $3 million plus up to $1 million of expenses of infoUSA Inc.;

•	the price of our common stock may decline to the extent that the relevant current market price reflects a market assumption that the transactions contemplated by the merger agreement with infoUSA will be completed;

•	some costs related to the transactions, such as legal, accounting, financial advisor and financial printing fees, must be paid even if the transactions are not completed;

•	activities relating to the transactions and related uncertainties may divert management’s attention from day-to-day business and cause substantial disruptions among employees and relationships with customers and data providers; and

•	provisions in the merger agreement include certain operating restrictions which may prevent us from being able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

     OUR SALES EFFORTS TO OUR TARGET MARKET MAY BE LENGTHY, INVOLVE DELAYS, OR INVOLVE UNCERTAINTY, ALL OF WHICH MAY ADVERSELY IMPACT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. Selling our products and services to Global 5000 companies, our target market, involves sales cycles that we believe are potentially longer and more uncertain than those involving small-size organizations. Our customers generally commit significant time and resources to evaluate our products and services, and they often require us to expend substantial time, effort, and money to educate them about our products and services. In addition, these sales efforts often require final approval from our customers’ senior level management, potentially resulting in delays to the sales cycle. Any of these factors may extend the sales cycle and increase the uncertainty of whether a sale will actually be completed. Further, uncertainty resulting from our announcement of the transaction with infoUSA Inc. and its affiliate may cause current and potential customers to defer orders. The timing and uncertainty of sales and the length of the sales cycle may cause our operating results to vary significantly from quarter to quarter and may adversely impact our business, operating results, and financial condition.

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

     WE HAVE A CUMULATIVE DEFICIT AND EXPECT TO CONTINUE TO HAVE A CUMULATIVE DEFICIT FOR THE FORESEEABLE FUTURE, AND WE MAY NOT SUSTAIN OR INCREASE NET INCOME UNLESS WE CONTINUE TO OFFSET OUR ROYALTY PAYMENTS AND OPERATING EXPENSES WITH REVENUES FROM OUR WEB-BASED PRODUCTS AND SERVICES. We incurred losses from operations of approximately $1.6 million in 1996, $1.4 million in 1997, $5.0 million in 1998, $6.4 million in 1999, and $2.0 million in 2000, and had income from operations of $5.7 million in 2001, $6.6 million in 2002, and $3.7 million in 2003. As of March 31, 2004, we had an accumulated deficit of $7.0 million. If we are unable to offset our royalty payments and operating expenses with revenues from our Web-based products and services, we may not be able to sustain or increase net income.

     WE RELY ON GENERATING SUBSCRIPTION REVENUES FROM OUR WEB-BASED PRODUCT LINE, AND WE MAY NOT SUSTAIN OR INCREASE NET INCOME UNLESS DEMAND FOR OUR WEB-BASED PRODUCTS REMAINS THE SAME OR CONTINUES TO GROW. Subscription revenues from Web-based product line accounted for 97% of total revenues for the three months ended March 31, 2004, 97% of total revenues in 2003, 96% of total revenues in 2002, 95% of total revenues in 2001, 91% of total revenues in 2000, 90% of total revenues in 1999, 53% of total revenues in 1998, and 11% of total revenues in 1997. As a result, our future financial condition may depend heavily on the success or failure of our Web-based product line. These products were introduced in December 1996, and it is difficult to predict demand and market acceptance in the rapidly evolving Web-based business information products and services market. If the demand for our Web-based products does not remain the same or continue to grow, whether due to, among other factors, increased competition, lack of market acceptance, insufficient enhancements, failure of Internet or Web use to grow in general, or technological change, we may not be able to sustain or increase net income.

     SOME OF OUR STOCKHOLDERS MAY BE ABLE TO SIGNIFICANTLY INFLUENCE THE OUTCOME OF MATTERS REQUIRING STOCKHOLDER APPROVAL, WHICH MAY ACCELERATE, DELAY, FACILITATE, OR MAKE MORE DIFFICULT A MERGER, TENDER OFFER, OR PROXY CONTEST, AND MAY ADVERSELY AFFECT THE RIGHTS OF OUR STOCKHOLDERS. Our current directors, officers, and greater than 10% stockholders together beneficially own a significant portion of our outstanding shares of common stock. While these stockholders do not hold a majority of our outstanding common stock, they will be able to exercise significant influence over matters requiring shareholder approval, possibly including the proposed transaction with infoUSA Inc., which may accelerate, delay, facilitate, or make more difficult a merger, tender offer, or proxy contest, and may adversely affect the rights of our stockholders. In connection with the transaction with infoUSA Inc., ValueAct Capital Partners, L.P. and certain of its affiliates and Martin Kahn, executive chairman and interim chief executive officer of OneSource, have entered into agreements with infoUSA Inc., under which they have agreed to tender their OneSource common stock pursuant to the offer and vote in favor of the offer. These stockholders held approximately 34.1% of the outstanding common stock of OneSource as of April 29, 2004.

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

     In October 2003, our board of directors adopted the Rights Plan under which all holders of record of our common stock as of October 6, 2003 were issued a right to purchase a fraction of a share of a new series of preferred stock. The Rights Plan is designed to enhance the ability of our board of directors to provide for fair and equal treatment for all shareholders and may deter some potential acquirers. In connection with the proposed transaction with infoUSA Inc., the Rights Plan was amended to exempt the transaction.

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

     IF WE LOSE KEY PERSONNEL AND ARE UNABLE TO ATTRACT ADDITIONAL AND RETAIN EXISTING KEY PERSONNEL, IT MAY CAUSE AN ADVERSE EFFECT ON OUR BUSINESS. We expect that our future success will depend, in substantial part, on the continued services of our senior management. None of our senior management has entered into employment agreements with us, and we do not maintain key-person life insurance on any of our employees. The loss of the services of one or a group of our key personnel may have a material, adverse effect on development of new products and services, our ability to manage the business, and our financial condition. On February 5, 2004, we announced that Dan Schimmel, our president and chief executive officer, resigned, and Martin Kahn, our current chairman, was appointed executive chairman and chief executive officer on an interim basis. In addition, we expect that our future success will depend on our continuing ability to attract, retain, and motivate highly qualified technical, customer support, sales, finance, accounting, and managerial personnel. Competition for such key personnel is intense, and we cannot assure that we will be able to retain such personnel or that we will be able to attract, assimilate, or retain other highly qualified personnel in the future. Further, competition for highly qualified key personnel may lead to increased recruitment and retention costs, thus potentially hindering our financial condition. Moreover, uncertainty resulting from our announcement of the proposed transaction with infoUSA Inc. may cause our key personnel to seek other employment opportunities, and our ability to attract and retain key personnel may be harmed, which may adversely affect our business.

     IF OUR INFORMATION PROVIDERS PROVIDE US WITH INACCURATE OR UNRELIABLE DATA, FAIL TO TRANSMIT THEIR DATA FEEDS IN A TIMELY MANNER, CEASE DOING BUSINESS WITH US, OR REQUIRE US TO

SIGNIFICANTLY INCREASE OUR ROYALTY OBLIGATIONS, FUTURE SALES OF OUR WEB-BASED PRODUCTS AND SERVICES MAY BE JEOPARDIZED, AND THIS MAY ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. We depend significantly on information providers to supply accurate and reliable information and data feeds to us on a timely basis. Our Web-based products and services may experience interruptions (and potentially may be compromised) due to any failure, delay, or cut-off in the transmission or receipt of this information, or a requirement by our information providers that royalty payments be significantly increased. In addition, our products and services may be negatively affected if our information providers provide us with faulty or erroneous data that becomes integrated with our products and services. Further, as a result of our announcement of the proposed transaction with infoUSA Inc., some of our information providers may seek to change or terminate their relationships with us. We may then have to seek alternative sources, and, in some cases, it is possible that reasonable alternatives may not exist without resorting to multiple sources, or may not be provided in a timely manner. This may result in increased costs or reduced functionality of our products and services and may adversely affect our business, operating results, and financial condition.

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

     IF REQUIREMENTS RELATED TO ACCOUNTING TREATMENT FOR EMPLOYEE STOCK OPTIONS ARE MODIFIED, WE MAY BE FORCED TO CHANGE OUR BUSINESS PRACTICES, WHICH MAY HINDER OUR ABILITY TO RETAIN EXISTING EMPLOYEES AND ATTRACT HIGHLY QUALIFIED CANDIDATES, WHICH MAY HAVE A NEGATIVE EFFECT ON OUR NET INCOME. We currently account for the issuance of stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If proposals currently under consideration by accounting standards organizations and governmental authorities are adopted, we may be required to treat the value of stock options granted to employees as a compensation expense. As a result, we may decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This may affect our ability to retain existing employees and attract highly qualified candidates, and increase the cash compensation we may be required to pay these individuals. Such a change may have a negative effect on our net income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     OneSource is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. OneSource’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in local currency, rather than multiple foreign currencies. Operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the quarters ended March 31, 2004 and 2003. OneSource does not engage in hedging activities.

     As part of its investment portfolio, OneSource also owns money market funds that are sensitive to market risks. The investment portfolio is used to preserve OneSource’s capital until it is required to fund operations, including OneSource’s sales and marketing and product development activities. None of these market-risk sensitive instruments are held for trading purposes. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. OneSource does not enter into derivatives or any other financial instruments for trading or speculative purposes. As of March 31, 2004, OneSource had $25.3 million in cash and cash equivalents.

     At March 31, 2004, borrowings of $2.1 million were outstanding under an equipment line of credit which incur interest at the prime interest rate (4.00% as of March 31, 2004) plus 0.50%. Because of its variable interest rate, the carrying value of this debt approximates its fair value

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation of OneSource’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15(d)-1 4(c) under the Securities Exchange Act of 1934) as of March 31, 2004, OneSource’s principal executive officer and principal financial officer have concluded the following: (i) OneSource’s disclosure controls and procedures are effective to ensure that information required to be disclosed by OneSource in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within time periods specified in Securities and Exchange Commission rules and forms; and (ii) OneSource’s disclosure controls and procedures are effective to ensure that information required to be disclosed by OneSource in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to OneSource’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     Changes in control over financial reporting. There were no significant changes in OneSource’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, OneSource’s internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

     OneSource has not sold any securities during the quarter ended March 31, 2004 and for the years ended December 31, 2003, 2002, and 2001 that were not registered under the Securities Act of 1933.

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

     On April 29, 2004, the Rights Plan was further amended to exempt the proposed transaction with infoUSA Inc. and to remove the exemption for the proposed transaction with ValueAct Capital and its affiliates.

     OneSource may redeem the rights at a price of $0.001 per right at any time prior to the time that any person becomes the beneficial owner of 15% or more of its common stock. The rights will expire on October 6, 2013, unless earlier exchanged.

     During the three months ended March 31, 2004, OneSource did not repurchase any of its common stock.

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

2.04
Agreement and Plan of Merger, dated as of April 29, 2004, by and among the Registrant, infoUSA Inc. and OSIS Acquisition Corp. (filed as Exhibit 2.1 to the Form 8-K on April 29, 2004, and incorporated herein by reference).

2.05
Tender and Voting Agreement, dated as of April 29, 2004, by and among infoUSA Inc., OSIS Acquisition Corp., ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P. and ValueAct Capital International, Ltd. (filed as Exhibit 2.2 to the Form 8-K on April 29, 2004, and incorporated herein by reference).

2.06
Stockholder Support Agreement, dated as of April 29, 2004, among infoUSA Inc., OSIS Acquisition Corp. and Martin F. Kahn (filed as Exhibit 2.3 to the Form 8-K on April 29, 2004, and incorporated herein by reference).

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

4.01
Rights Agreement, dated as of October 7, 2003, between OneSource Information Services, Inc. and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to Form 8-K dated October 9, 2003, No. 000-25849 and incorporated herein by reference).

4.02		Amendment No. 1 to the Rights Agreement, dated as of February 17, 2004 (filed as Exhibit 4.1 to the Form 8-K on February 18, 2004, and incorporated herein by reference).

4.03		Amendment No. 2 to the Rights Agreement, dated as of April 29, 2004 (filed as Exhibit 4.1 to the Form 8-K on April 29, 2004, and incorporated herein by reference).

10.01	*	1993 Stock Purchase and Option Plan (filed as Exhibit 10.01 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.02	*	1999 Stock Option and Incentive Plan, as amended on May 22, 2003 (filed as Exhibit 10.02 to the Quarterly Report on Form 10-Q on August 13, 2003, No. 000-25849 and incorporated herein by reference).

10.03	*	1999 Employee Stock Purchase Plan, as amended on May 22, 2003 (filed as Exhibit 10.03 to the Quarterly Report on Form 10-Q on August 13, 2003, No. 000-25849 and incorporated herein by reference).

10.04		Registration Agreement dated September 8, 1993 (filed as Exhibit 10.04 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

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

10.10		Form of Fee Termination Agreement (filed as Exhibit 10.16 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.11		Stock Redemption Agreement dated April 21, 1999 (filed as Exhibit 10.17 to the Registration Statement on Form S-1, No. 333-73263 and incorporated herein by reference).

10.12	*	2001 Non-Employee Director Stock Option Plan dated May 24, 2001 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q on August 10, 2001 and incorporated herein by reference).

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

10.15
First Loan Modification Agreement, dated as of January 8, 2004 between Silicon Valley Bank and OneSource Information Services, Inc. (filed as Exhibit 10.15 to the Annual Report on Form 10-K on March 30, 2004, and incorporated herein by reference).

10.16
Form of Change of Control Agreement by and between OneSource Information Services, Inc. and each of the following individuals: Yvonne Cekel, David DeSimone, Philip Garlick, Roy Landon, Mary McCabe, Daniel Schimmel, and William Schumacher (filed as Exhibit 10.16 to the Annual Report on Form 10-K on March 30, 2004, and incorporated herein by reference).

Exhibit
No.	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification

31.02	Rule 13a-14(a)/15d-14(a) Certification

32.01	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan, contract, or arrangement required to be filed as an exhibit pursuant to Item 14(c).

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

     A current report on Form 8-K dated February 18, 2004 was filed by OneSource on February 18, 2004 with the United States Securities and Exchange Commission that reported that OneSource announced that it had entered into an Agreement and Plan of Merger, dated as of February 18, 2004, by and among OneSource, VAC-OS Holdings LLC and OS Merger Sub, Inc. VAC-OS Holdings LLC and OS Merger Sub, Inc. are affiliates of ValueAct Capital and its affiliates.

     A current report on Form 8-K dated April 22, 2004 was filed by OneSource on April 22, 2004 with the United States Securities and Exchange Commission that reported that OneSource announced financial results for the first quarter ended March 31, 2004.

     A current report on Form 8-K dated April 29, 2004 was filed by OneSource on April 29, 2004 with the United States Securities and Exchange Commission that reported that OneSource announced that it had terminated the merger agreement with affiliates of ValueAct Capital Partners, L.P. and that it had entered into an Agreement and Plan of Merger, dated April 29, 2004, by and among OneSource, infoUSA Inc. and OSIS Acquisition Corp. OSIS Acquisition Corp. is an affiliate of infoUSA Inc.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OneSource Information Services, Inc.

By: /s/ Roy D. Landon

Roy D. Landon
Senior Vice President and Chief
Financial Officer (Principal
Financial Officer)
Date: May 14, 2004